Form 10KSB
period 1994-12-31
LEESBURG LAND & MINING INC
filed 1996-12-05
CIK 726166

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                               -------------------

                       For the fiscal year ended 12-31-94
                          Commission file number 012139

                          LEESBURG LAND & MINING, INC.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

               Colorado                                  82-0379959
       ------------------------                      ------------------
       (State of incorporation)                       (I.R.S. Employer
                                                     Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

            Registrant's telephone number, including area code: None

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None
                                                 ----

                 Name of each exchange on which registered: N/A
                                                            ----

           Securities registered pursuant to Section 12(g) of the Act:

                    Title of each class: Common No Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                                Yes          No   X
                                     -----      -----

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                  -----

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                  ______ Yes                ___X____ No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1994: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1994: 49,976,317*.



*Includes shares authorized by the Board in settlement of accounts but not issued.

                                     PART 1

Item 1.  Business

     Leesburg Land & Mining, Inc. (the Company), was organized under the laws of the State of Colorado on June 21, 1983. The Company is in the development stage as defined in Financial Standards Board Statement No. 7.

     In 1983, the Company sold 30,000,000 shares of no par value common stock in an S-18 public offering. The offering price for each share was $.10. The Company received $2,550,000, net of offering costs, from the sale of common stock in the public offering. In 1985 the shareholders authorized and the board implemented a one for forty share reverse split of the common shares.

     From June 21, 1983 (Inception) to December 31, 1984, the Company was engaged in the exploitation of a gold placer claim located near Salmon, Idaho. As of December 31, 1984, the Company's only mining claim was abandoned. Pursuant to a change in control of the company in April 1985, the Company purchased an interest in a coal company. The Company sold its interest in the coal company in November 1985. In December 1985, the Company entered into a contract with a non-affiliated partnership to drill and complete a geothermal well, construct a power plant and assist in obtaining needed financing on a fixed-price basis. The geothermal well was plugged and abandoned in 1986 when the underground resource was deemed inadequate. The Partnership failed to make payments to the Company under the contract. The Company has never derived significant revenues from any of its attempted operations.

     In 1987, the Company filed for a Chapter 11 bankruptcy, but voluntarily withdrew the filing in 1988. Since 1988, the Company has been selling its claims, property and equipment. In addition, the Company has been eliminating its debt and seeking a private company with which to merge. No such company has been identified or found.

     No significant business activity was conducted by the Company during the fiscal year. As a result, no income was realized by the Company in its last fiscal year.

     The Company was inactive and presently does not participate in any industry segment. The Company had no material revenues, or operating profits or identifiable assets attributable to its industry segment.

Item 2.  Property

     The Company does not have any formal offices at year end. Records are maintained and mail received at 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033. The company owns no property, but has three (3) pieces of surplus and mining equipment of a value of less than $1,000.

Item 3.  Legal Proceedings

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1994, except a judgment by Halliburton for $26,000 which was settled in January of 1996 for $14,000.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

                  1994                         High               Low
              -------------                    ----               ---
              First quarter                      *                 *
              Second quarter                     *                 *
              Third quarter                      *                 *
              Fourth quarter                     *                 *

                  1993                         High               Low
              --------------                   ----               ---
              First quarter                      *                 *
              Second quarter                     *                 *
              Third quarter                      *                 *
              Fourth quarter                     *                 *

-------------
          * No quotations reported

     The above quotations reflect inter-dealer  prices,  without retail mark-up,
     mark-down,   or  commission  and  may  not  necessarily   represent  actual
     transactions.

     As of December 31, 1994 there were 1,059 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ----------------------------------------------

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

     No operations were conducted and no revenues were generated in the fiscal year although the company received $2,883 in miscellaneous income in 1994 as compared with $6,834 in miscellaneous income in 1993. The Company at year end had no capital, no cash, and a few pieces of miscellaneous mining equipment. The Company at year end was totally illiquid and would have needed cash infusions from shareholders to provide capital, or loans from any sources.

         Results of Operations
         ---------------------

     During the fiscal year ended December 31, 1994, the Company incurred $28,072 general and administrative expenses, $14,680 in interest expense, and $10,000 for services contributed by officers. In 1993 the Company incurred $13,685 in General and Administrative expenses, $59,283 in interest expense, and $30,000 for services contributed by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

Item 7.  Financial Statements and Supplementary Data
         --------------------------------------------

         Please refer to pages F-1 through F-13.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure
         -------------------------------------------------------------------

     In connection with audits of two most recent fiscal years and any interim period preceding resignation, no disagreements exist with any former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which disagreements if not resolved to the satisfaction of the former accountant would have caused him to make reference in connection with his report to the subject matter of the disagreement(s).

     The principal accountant's report on the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.



                                    PART III

Item 9.  Directors and Executive Officers of the
         Registrant and Compliance with Section 16(a)
         --------------------------------------------

     The directors and executive officers of the Company as of December 31, 1994, are as follows:**

     Name                     Age                  Position
     ----                     ---                  --------

Robert Beaton                  47                President, Director
James Poulos                   68                Vice President, Director
Michael Schranz                52                Secretary, Treasurer, Director

     The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Robert Beaton, age 47, received his BA in Business from the University of Alabama in 1970. Mr. Beaton has acted as President and a director of registrant since 1985. In 1987 during Mr. Beatons term as President and director, the company filed a chapter 11 Bankruptcy Petition. The Petition was voluntarily dismissed in 1988. Mr. Beaton has acted as an independent consultant for mergers and acquisitions by public companies, for his own account since 1988.

     James Poulos, age 68, acted as a mining engineer for his career. He has acted as an officer and director of the Company since 1988. He is otherwise retired.

     Michael Schranz, age 52, obtained his B.S. in Civil Engineering from Purdue University in 1965 and received his MBA at the University of Denver in 1975. He is a Certified Public Accountant in Colorado. He has been a Vice President and Director of Registrant since 1988. Mr. Schranz has been a Vice President and Director of One Capital Corp. from 1982-96 and Vice President and Director of Overthrust Resources, Ltd. from 1980-96. He has been Managing Director of Polaris Coal Co., from 1988-96.

Section 16(a) Reporting Delinquencies
-------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the Company with copies of all Section 16(a) filings.

     1. The following persons did not file reports under Section 16(a) during the most recent fiscal year or prior years:

     a.  Robert Beaton                    President and Director
     b.  James Poulos                     Secretary and Director
     c.  Michael Schranz                  Vice President and Director

     2. For each person, listed by subparagraph letter above:

                                  Number of
                               transactions not
Number of late                  reported on a                Known failures
reports                         timely basis                  to file forms
-------                         ------------                  -------------

a.       1991 to 1994(5)          1 (1994)                 i) Annual Form 5(x4)
                                                           ii)Form 4

b.       1991 to 1994(5)          1 (1994)                 i) Annual Form 5(x4)
                                                           ii)Form 4

c.       1991 to 1994(6)          1 (1994)                 i) Annual Form 5(x4)
                                                           ii)Forms 4, 3

Item 10.  Executive Compensation
          ----------------------

         The Company accrued a total of $10,000 compensation to the executive officers as a group for services contributed to the Company in all capacities during the 1994 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

     The Company does not have any employee incentive stock option plans.

     There are no plans pursuant to which cash or non-cash compensation was paid or distributed during the last fiscal year, or is proposed to be paid or distributed in the future, to the executive officers of the Company except that certain accruals for officer's services were settled with stock issued as more particularly set forth in "Certain Transactions". No other compensation not described above was paid or distributed during the last fiscal year to the executive officers of the Company. There are no compensatory plans or arrangements, with respect to any executive office of the Company, which result or will result from the resignation, retirement or any other termination of such individual's employment with the Company or from a change in control of the Company or a change in the individual's responsibilities following a change in control.


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                       Awards

==================================================================================================================================
Name and                  Year           Salary             Bonus          Other Annual            Restricted        Securities
Principal                                ($)                ($)            Compensation            Stock             Underlying
Position                                                                   ($)                     Award(s)          Options/
                                                                                                   ($)               SARs (#)
----------------------------------------------------------------------------------------------------------------------------------
                          1992           0                  0              0                       0                 0
                        ----------------------------------------------------------------------------------------------------------
Robert Beaton,            1993           0                  0              0                       0                 0
President
                        ----------------------------------------------------------------------------------------------------------
                          1994           9,200*             0              0                       0                 0
                                         **
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                          1992           0                  0              0                       0                 0
                        ----------------------------------------------------------------------------------------------------------
James Poulos,             1993           0                  0              0                       0                 0
Secretary
                        ----------------------------------------------------------------------------------------------------------
                          1994           3,000*             0              0                       0                 0
                                         **
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                          1992           0                  0              0                       0                 0
                        ----------------------------------------------------------------------------------------------------------
Michael                   1993           0                  0              0                       0                 0
Schranz,
Vice
President
                        ----------------------------------------------------------------------------------------------------------
                          1994           0**                0              0                       0                 0
===================================================================================================================================


* Designates unpaid accruals for management services.

** Restricted common stock shares totalling 47,600,000 were issued for the unpaid accruals for services and forgiveness of debt.(See "Certain Relationships and Related Transactions") The shares had no market value and a negative net tangible book value at the time of the award.

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)



                   DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)

                                    Cash Compensation                                           Security Grants
==================================================================================================================================
Name                               Annual               Meeting             Consulting               Number          Number of
                                   Retainer             Fees ($)            Fees/Other               of              Securities
                                   Fees ($)                                 Fees ($)                 Shares          Underlying
                                                                                                     (#)             Options/SARs
                                                                                                                     (#)
----------------------------------------------------------------------------------------------------------------------------------
A. Director                        0                    0                   0                        0               0
Robert Beaton
----------------------------------------------------------------------------------------------------------------------------------
B. Director                        0                    0                   0                        0               0
James Poulos
----------------------------------------------------------------------------------------------------------------------------------
C. Director                        0                    0                   0                        0               0
Michael Schranz
==================================================================================================================================



Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     The following table sets forth information, as of December 31, 1994, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


                                                            Amount and
                                                             Nature of
Stock             Names and Address                          Beneficial            Percent
Title of Class    of Beneficial Owner                        Ownership            of Class
--------------    -------------------                        ---------            --------

Common        American International                          1,185,700              2.3%*
              Systems, Inc.                                  (see note 1)
              12002 W. 14th Avenue                           (see note 2)
              Golden, CO  80401
              (Note 1:  Robert  Beaton  owns  44% of the
                        shares  of  American   International
                        Systems, Inc.)

Common        Robert Beaton                                   28,500,000              57%*
              12002 W. 14th Avenue
              Golden, CO  80401

Common        James Poulos                                    19,000,000              38%
              4065 Easley Rd.
              Golden, CO  80403
              (Note 2:  James Poulos owns 15.95% of American
              International Systems, Inc. which if combined
              with his personal holding, would result in
              40.3% ownership)

* combined 59.3%

     Security Ownership of Certain Beneficial Owners and
     Management (Continued)

     The following table sets forth information, as of December 31, 1994, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

                                                            Amount and
                                                             Nature of
Stock             Names and Address                          Beneficial            Percent
Title of Class    of Beneficial Owner                        Ownership            of Class
--------------    -------------------                        ---------            --------

Common            Robert Beaton, Pres. & Dir.
                  as 44% shareholder of
                  American International                      1,185,700             2.3%*
                  Systems, Inc.
                  12002 W. 14th Avenue
                  Golden, CO  80401
                  (Note 1:  Robert  Beaton  owns  44% of the
                  shares  of  American   International
                  Systems, Inc.)

Common            Robert Beaton, Pres & Dir.                  28,500,000             57%*
                  12002 W. 14th Avenue
                  Golden, CO  80401

Common            James Poulos, Secy. & Dir.                  19,000,000             38%
                  4065 Easley Rd.
                  Golden, CO  80403
                  (Note 2: James Poulos owns 15.95% of American
                  International Systems, Inc. which if combined
                  with his personal holding, would result in
                  40.3% ownership)

Common            Michael Schranz, V.P. & Dir.                    244,254             .5%
                  **
                  410 17th Street, Ste. 1940
                  Denver, CO  80202


* combined 59.3%
** through Capital One and Polaris Resources of which he is a control party.

                  Officers and Directors as a group                                 97.3%


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     The Company agreed to and did issue shares to certain officers, directors and shareholders as compensation and for forgiveness of certain claims for services rendered as follows:

     a.   Robert M.  Beaton & James F.  Poulos  for wages  accrued  from 1987 to
          1994;

          i. Robert M. Beaton: 28.5 million shares for $750 value and waiver of all other amounts;

          ii. James F. Poulos: 19 million shares for $500 value and waiver of all other amounts

          iii. Michael Schranz was issued 100,000 shares for services rendered as an officer.


                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K
          ---------------------------------

          The following documents are filed as part of this report:

          1.  Reports on Form 8-K: None

          2.  Exhibits:
                                                                Form 10-K
Regulation                                                      Consecutive
S-K Number               Exhibit                                Page Number
----------               -------                                -----------

3.1               Articles of Incorporation         * Incorporated by reference
                                                      to Registration Statement
                                                      #2-87742-D

3.3               Bylaws                            * Incorporated by reference
                                                      to Registration Statement
                                                      #2-87742-D

27.1              Financial Data Schedule             13-16

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEESBURG LAND & MINING, INC.
                                            ------------------------------------
                                            (Registrant)

Date: October 31, 1996                       /S/  ROBERT BEATON
                                            ------------------------------------
                                             President, Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            LEESBURG LAND & MINING, INC.
                                            (Registrant)

Date:  October 31, 1996
                                            /S/  ROBERT BEATON
                                            ------------------------------------
                                            Director

                                            /S/  MICHAEL SCHRANZ
                                            ------------------------------------
                                            Director

                                            /S/  JAMES POULOS
                                            ------------------------------------
                                            Director

                                    CONTENTS





                                                                     Page
                                                                     ----

Independent Auditors' Report                                           1

Financial Statements:

      Balance Sheets                                                   2

      Statements of Operations                                         3

      Statements of Stockholders' Equity                               4

      Statements of Cash Flows                                       5 - 6

Notes to Financial Statements                                        7 - 13

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Leesburg Land & Mining, Inc.
Golden, Colorado

We have audited the accompanying balance sheets of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1994 and 1993, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Leesburg Land & Mining, Inc. (a development stage company) for the period June 21, 1983 (Inception) to December 31, 1985 were audited by other auditors, whose report dated April 11, 1986 on those statements included explanatory paragraphs that questioned the Company's ability to continue as a going concern.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1994 and 1993, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of $4,144,692 since inception. At December 31, 1994, liabilities exceeded assets by $64,151. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the above uncertainties.

In addition, Notes 1, 2 and 3 to the financial statements describe management's elimination of certain payables based on the expiration of the statute of limitations pursuant to legal opinions from the Company's attorneys.


                           HOLBEN, BOAK, COOPER & CO.

March 18, 1996
Denver, Colorado
                                                                       Page F-1

                       LEESBURG LAND AND MINING CO., INC.
                           (A Development Stage Company)
                                  BALANCE SHEET
                           DECEMBER 31, 1994 AND 1993

                                                  1994               1993
                                               ---------           --------
 ASSETS

 CURRENT ASSETS:
    Cash                                       $      -            $ 2,159
    Accounts Receivable                               -             17,300
                                               ---------          --------
    TOTAL CURRENT ASSETS                                            19,459

 PROPERTY AND EQUIPMENT
    Vehicle                                    20,818              20,818
    Less:  Accumulated Depreciation           (20,818)            (20,818)
                                              --------           --------
    TOTAL PROPERTY AND EQUIPMENT                    -                   -
                                              --------           --------

 TOTAL ASSETS                                $      -            $  19,459
                                             =========           =========


 LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts Payable (Note 3)                 $  39,517           $  33,787
   Accounts Payable to officers  (Note 6)            -             108,151
   Interest Payable (Note 3)                    24,634              89,580
                                             ---------           ---------
   TOTAL CURRENT LIABILITIES                    64,151             231,518

 NOTE PAYABLE (Note 2)                               -              62,386
                                             ---------           ---------

 TOTAL LIABILITIES                              64,151             293,904

 STOCKHOLDERS' EQUITY (DEFICIT):
   Preferred stock, 1,000,000 shares of
     no par value authorized, none issued
   Common Stock, No Par Value;
       Authorized, 100,000,000 Shares;
         Issued and Outstanding, 49,976,317
         Shares in 1994 and 2,476,317 shares
         in 1993                              4,080,541          3,820,378

   (Deficit) Accumulated During the
      Development Stage                      (4,144,692)        (4,094,823)
                                              ---------          ---------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (64,151)          (274,445)
                                              ---------          ---------

 TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                        $       -          $  19,459
                                              =========          =========

See notes to financial statements                                      Page F-2

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
       AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1994 (Unaudited)


                                            Cumulative
                                              During
                                         Development Stage
                                             Unaudited)              1994                1993
                                        -------------------        --------            --------

REVENUE:
   Interest Income                           $  92,753             $      -            $       -
   Geo Contract                                 90,000                    -                    -
   Equipment Rental Income                      13,500
   Miscellaneous Income                         14,014                 2,883               6,834
                                             ---------             ---------           ---------
      TOTAL REVENUES                           210,267                 2,883               6,834


EXPENSES:
   Exploration Costs                           867,048                     -                   -
   General & Administrative                  1,203,475                28,072              13,685
   Interest Expense                            424,667                14,680              59,283
   Depreciation Expense                        790,967                     -                   -
   Abandonment of Claims and leases            626,637                     -                   -
   Loss - Sale of Mining Equipment             287,173                     -                   -
   Loss - Sale of Polaris Coal Co.             228,000                     -                   -
   Write Down of Mining Equipment              127,664                     -                   -
   Bad debts                                   196,985                     -                   -
   Services contributed by officers             60,000                10,000              30,000
                                              --------              --------            --------

     TOTAL COSTS & EXPENSES                  4,812,616                52,752             102,968
                                             ---------              --------            --------

     NET INCOME (LOSS) BEFORE
       EXTRAORDINARY ITEMS                  (4,602,349)              (49,869)            (96,134)

EXTRAORDINARY ITEM, Reduction of
   payables ( Note 2)                          457,657                     -             457,657
                                             ---------              --------            --------

      NET INCOME (LOSS)                    $(4,144,692)             $(49,869)           $361,523
                                             =========              ========            ========

NET INCOME (LOSS) PER SHARE:
   Income (loss) before
     extraordinary item                    $     (2.15)             $   (.02)           $   (.04)
   Extraordinary item                              .21                     -                 .19


     NET INCOME (LOSS)                     $     (1.94)                 (.02)                .15

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                     2,139,307             2,606,454           2,476,317
                                            ==========            ==========           =========


See notes to financial statements                                                       Page F-3


                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                                  (See Note 4)




                                                                                         (Deficit)
                                                                                        Accumulated
                                                          Common Stock                   During the
                                                 --------------------------------        Development
                                                  Shares                 Amount             Stage                 Total
                                                 ---------             ----------        -----------           ----------
 Balances, December 31, 1992                     2,476,317            $ 3,790,378        $ (4,456,347)         $ (665,969)

    Management services
      contributed by officers                            -                 30,000                   -               30,000

    Net Income
                                                         -                      -             361,524              361,524
                                                  ---------             ---------           ---------             --------
 Balances, December 31, 1993                      2,476,317             3,820,378          (4,094,823)            (274,445)

    Management services
      contributed by officers                             -                10,000                   -               10,000

    Involuntary conversion of
       shareholders' debt                                 -               142,012                   -              142,012

    Debt forgiven by shareholders                         -               106,901                   -              106,901

    Stock issued shareholders
      in exchange for debt at
      $ .00003 per share                         47,500,000                 1,250                   -                1,250

    Net (Loss)                                            -                     -             (49,869)             (49,869)
                                                 ----------            ----------          -----------             -------
 Balances, December 31, 1994                     49,976,317           $ 4,080,541         $(4,144,692)            $(64,151)
                                                 ==========            ==========          ==========             ========










See notes to financial statements                                                                                  Page F-4




                                           LEESBURG LAND AND MINING CO., INC.
                                             (A Development Stage Company)
                                                STATEMENT OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                           AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1994 (Unaudited)

                                                                     Cumulative
                                                                        Since
                                                                      Inception
                                                                     (Unaudited)               1994                 1993
                                                                   ----------------        --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                $ (4,144,692)           $ (49,869)            $  361,523
   Items Not Requiring Cash:
       Depreciation                                                      790,967                    -                      -
       Contributed Services                                               60,000               10,000                 30,000
       (Gain) Loss on Disposal of Mining Claims
          and Equipment                                                1,040,147               (2,883)                (6,834)
       Other                                                             (11,307)                   -                      -
       Contingency Recorded as Note Payable                               62,386                    -                      -
       Loss on Investment in Polaris                                     228,000                    -                      -
       Additional Payables Transfered to Equity                          187,777              187,777                      -
       (Increase) Decrease in Accounts Receivable
                                                                               -               17,300                (17,300)
       Increase  (Decrease) in Accounts Payable                           64,151             (167,367)              (413,283)
                                                                       ---------            ---------              ---------
          Cash provided (used) by operating activities                (1,722,571)              (5,042)               (45,894)


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Mining Claims                                             (72,301)                   -                      -
   Purchase of Vehicles                                                 (103,614)                   -                      -
   Purchase of Mining Equipment                                       (1,319,676)                   -                      -
   Purchase of Other Equipment                                            (9,996)                   -                      -
   Purchase of Polaris Coal Company                                       (6,500)                   -                      -
   Proceeds - Sale of Mining Equipment                                   247,910                2,883                 44,700
                                                                      ----------            ---------              ---------
          Cash provided (used) by investing activities                (1,264,177)               2,883                 44,700
                                                                      ----------            ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Note Payable Payments                                                (110,130)                   -                      -
   Proceeds from  Sale of Common Stock and
     Warrants, net of Registration Costs                               3,111,194                    -                      -
   Purchase of Treasury Stock
                                                                         (14,316)                   -                      -
                                                                      ----------            ---------              ---------
                                                                       2,986,748                    -                      -
                                                                      ----------            ---------              ---------

Increase (Decrease) in Cash & Cash Equivalents                                 -               (2,159)                (1,194)


Cash & Cash Equivalents - Beginning of Year                                    -                2,159                  3,353
                                                                      ----------            ---------              ---------

Cash & Cash Equivalents - End of Year                                 $        -            $       -              $   2,159
                                                                      ==========            =========              =========




                                                 (Statement Continues)



See notes to financial statements                                                                                    Page F-5



                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
       AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1994 (Unaudited)
                                   (Continued)


Non-Cash Activities
-------------------

Capital transactions
--------------------

During 1994, officers contributed $108,151 to the Company, for amounts due them for past services, $1,250 of which was exchanged for 47,500,000 shares of common stock. Also during 1994, the Company unilaterally eliminated principal and interest payable of $142,012 and transferred the amount to equity (see Note 4).

Mining claims
-------------

In 1983, the Company acquired claims valued at approximately $2,000,000 from certain stockholders in exchange for debt and common stock. In 1984, the claims were returned and the debt terminated. The common stock (525,000 shares) was retained by the stockholders.

Polaris Resources, Inc.
-----------------------

In 1985, the Company acquired all of the outstanding common stock of Polaris Coal Company ("Polaris") in exchange for 750,000 shares of its common stock (valued at $293,500), assumption $1,200,000 of Polaris debt and $6,500 in cash. Later in 1985, the Company sold the stock of Polaris back to the seller in exchange for cancellation of the $1,200,000 debt and forgiveness of $53,000 in interest. The Company's common stock was retained by the original seller and the Company realized a loss of $228,000 on the sale.








                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993


Note 1  -  Operations and Summary of Significant Accounting Principles

          Leesburg Land & Mining, Inc. (the "Company" or "Leesburg") was incorporated on June 21, 1983. From June 21, 1983 (Inception) to December 31, 1984, the Company was engaged in the exploitation of a gold placer claim located near Salmon, Idaho. As of December 31, 1984, the Company's only mining claim was abandoned. Pursuant to a change in control of the Company in April 1985, the Company purchased an interest in a coal company. The Company sold its interest in the coal company in November 1985. In December 1985, the Company entered into a contract with a non-affiliated partnership to complete a geothermal well, construct a power plant and assist in obtaining needed financing on a fixed-price basis. The geothermal well was plugged and abandoned in 1986 when the underground resource was deemed inadequate. The Partnership failed to make payments to the Company under the contract. The Company has never derived significant revenues from any of its attempted operations.

          In 1987, the Company filed for a Chapter 11 bankruptcy, but voluntarily withdrew the filing in 1988. Since 1988, the Company has been selling its claims, property and equipment. In addition, the Company has been eliminating its debt (Notes 2 and 3) and seeking a private company with which to merge. No such company has been identified or found.

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,144,692 since inception. At
          December 31, 1994, liabilities exceeded assets by $64,151. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statue of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and a favorable final outcome regarding the elimination of debts.

          Property and equipment
          ----------------------

          Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993 all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at December 31, 1994 and 1993 has been fully depreciated.


                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993
                                   (CONTINUED)


Note 1  -  Operations and Summary of Significant Accounting Principles
           (Continued)

          Statement of cash flows
          -----------------------

          For statement of cash flows purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

          Earnings per common share
          -------------------------

          Net income or (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. The cumulative weighted average number of shares outstanding do not include shares issued to a Belgian company and then later rescinded and canceled by the Company (Note 4).

Note 2 -  Accounts Payable

          In  1985,  the  Company  contracted  to  drill a  geothermal  well and construct a power plant in central Nevada. In 1986, the Company's consulting engineer determined that the well was unsuccessful and, as a result of the Partnership's failure to pay the Company, the Company did not have cash to pay its own creditors, most of whom had supplied services and supplies connected with the well. The payables amounted to approximately $277,000. In 1987, the Company filed to reorganize under Chapter 11 of the Bankruptcy Code, listing approximately $330,000 as payable to creditors. In 1988, the Company voluntarily withdrew the bankruptcy filing, without having yet repaid the creditors. The only creditor to reduce its receivable to a note and judgment was Halliburton Energy Services ("Halliburton"). The Company made several payments on this debt, but interest continued to accrue through 1993 after which an agreement on settlement was reached.

          At December 31, 1993, on the advice of Counsel, the Company eliminated a substantial amount of accounts payable and reported $457,657 as an extraordinary gain. The Company, based on the advice of its legal counsel, determined that the claims of these creditors were outside the time limitations of the statutes of the States of Colorado and Nevada for causes of action most likely to be pled by such creditors. The statute expired for these claims in December 1993. As a result, management and its attorney believe that the Company would most likely have a defense that would be reasonably based upon fact and law and that the probability of these creditors successfully overcoming such a defense is substantially remote. It is not impossible that a creditor could seek a jurisdiction other that Colorado or Nevada in which to commence collection and the Company would then be forced to defend or compromise such claim at some expense. Legal Counsel to the Company has opined that the chance of such successful litigation by a creditor is substantially remote, although such an outcome cannot be absolutely determined with certainty at this time.

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993
                                   (CONTINUED)


Note 2 -  Accounts Payable (continued)

          In late 1994, the Company reopened negotiations with Halliburton, a creditor. The Company and Halliburton agreed to a settlement of approximately $15,000 in early 1995. Since that settlement was substantially less than the amount plus interest then recorded as a liability, the Company ceased to accrue interest. In January 1996, the Company settled its debt to Halliburton by paying $14,000. At that time, the Company will recognize $38,620, the amount of debt forgiven, as extraordinary income.

Note 3  -  Notes Payable

          In 1986, the Company sold 128,000 shares of its common stock to Rio Delta Land Company ("Rio Delta"). The Company planned to work in a venture with Rio Delta to develop a mining property. However, in 1987, after expending approximately $70,000 on the project, the Company terminated the venture with Rio Delta and agreed to pay Rio Delta approximately $60,000 plus interest in exchange for return of the common stock issued to Rio Delta. The Company never received its stock from Rio Delta but nonetheless maintained the debt on its books as a contingency despite the fact that legally there may be a valid claim against the Company. The Company has unsuccessfully tried to contact Rio Delta and its controlling shareholder to resolve the matter.
          Interest was accrued at 12% per annum from 1987 through December 31, 1994 and amounted to approximately approximately $80,000.

          As of December 31, 1994, the Company, based on the advice of its legal counsel, determined that any claim by Rio Delta, if valid, lies outside the time limitations of the statutes of the limitation of Colorado and Nevada. The Company believes that it would most likely have a defense that would be reasonably based upon fact and law and that the probability of this creditor successfully overcoming such a defense is substantially remote. The statute of limitations is six years on the debt due to Rio Delta, and that limitation expired in December, 1994. As a result of the above determination, on December 31, 1994, the Company wrote off the principal, plus accrued interest and estimated legal expenses, totaling $142,012, to equity. The 128,000 shares of common stock sold to Rio Delta currently remain issued and outstanding.

          It is not impossible that a creditor could seek a jurisdiction other than Colorado or Nevada in which to commence collection and the Company would then be forced to defend or compromise such claim at some expense. Legal Counsel to the Company has opined that chance of such successful litigation by this creditor is substantially remote, although such an outcome cannot be absolutely determined with certainty at this time.

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993
                                   (CONTINUED)


Note 4 -  Stockholders' Equity

          The Company amended its Articles of Incorporation authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1994, no shares of preferred stock have been issued.

          The Company has been in the development stage since its inception in 1983 and the stockholders' equity transactions from inception through December 31, 1992 are summarized in the schedule below. The transactions in that schedule from January 1, 1986 to December 31, 1992 have not been audited.

                                                                Common Stock
                                                          --------------------------       Cumulative
                                                             Shares          Amount        (Deficit)
                                                          -----------     ----------       ----------

               Initial stockholder private
                  placements for cash                       329,167       $  492,500        $        -
               Issuance of common stock
                  for mining claims                         525,000          380,000                 -
               Public offering, net of offering costs       750,000        2,490,594                 -
               Issuance of common stock warrants                  -              100                 -
               Retirement of treasury stock                  (6,250)         (14,316)                -
               Issuance of common stock for
                  Polaris Coal Company                      750,000          293,500                 -
               Net (losses) Inception to
                  December 31, 1985                               -                -        (2,945,073)
                                                          ---------       ----------        ----------
               Balances,
                  December 31, 1985 (Audited)             2,348,317        3,642,378        (2,945,073)

               Issuance of common stock for cash            128,000          128,000                 -
               Services contributed by shareholders               -           20,000                 -
               Net (losses), January 1, 1986
                  to December 31, 1992                            -                -        (1,511,274)
                                                          ---------       ----------        ----------

               Balances,
                  December 31, 1992 (Unaudited)           2,476,317       $3,790,378       $(4,456,347)
                                                          =========       ==========       ===========



                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993
                                   (CONTINUED)


Note 4 -  Stockholders' Equity (continued)

          In 1989, the Company sold 2,500,000 shares of the Company's common stock to a Belgian company, N.V. Handels-Kreditkantoor/Comtoir de Credit s.a. ("HKCC") in exchange for 7,500,000 fine art prints. In addition, the Company issued 650,000 shares to Asher Investments Limited ("Asher") as a finder's fee. As part of the sales agreement, HKCC agreed to loan the Company $300,000. The Company valued the combined transaction at $2,520,000. However, HKCC never delivered the prints or made the loan. As a result, in 1990, the Company negotiated the recission of the stock issuance. Since the transaction was never fully executed, it has not been included in the schedule above or in calculation of weighted average shares outstanding for determining earnings (loss) per share. The stock transfer agent canceled the outstanding shares in 1994.

          The Company's officers contributed management services valued at $30,000 and $10,000 during 1993 and 1994, respectively. During 1994, The President waived $62,618 owed to him for past services rendered in exchange for 28,500,000 shares of common stock for which $750 was deemed consideration. During 1994, the Vice President waived $45,532 owed to him for past services rendered in exchange for 19,000,000 shares of common stock for which $500 was deemed consideration. These transactions were authorized by the Board of Directors and the amounts were credited to stockholders' equity.

          Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a major shareholder, to equity (see Note 3). The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

Note 5  -  Income taxes

          At December 31, 1993, the Company has approximately $3,628,865 of net operating loss and $20,000 of investment tax credit carryforward available to offset the future federal taxable income. If not utilized, the carryforwards will expire beginning in 1999.

          The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", as of January 1, 1993. There was no material cumulative effect of this change in accounting for income taxes as of January 1, 1993. At December 31, 1994, the Company had net operating loss ("NOL") carry-forwards for tax purposes of approximately $3,647,884 (expiring in the years 1999 to 2013). In addition, the Company had tax credit carry-forwards of approximately $20,000 (expiring in the years 1999 to 2000).


                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993
                                   (CONTINUED)


Note 5  -  Income taxes (continued)

          Deferred tax assets (liabilities) at December 31, 1994 and 1993 are as follows:

                                                     1994              1993
                                                  ---------         ---------


               Deferred tax assets due to:
                 Payables                         $    9,922         $   88,430
                 Receivables                               -              2,595
                 Net operating loss
                     carry-forward                 1,405,925          1,398,507
                                                   ---------          ---------
                                                   1,415,847          1,489,532

               Valuation allowance for
                     deferred tax assets          (1,415,847)        (1,489,532)
                                                  ----------         ----------
                     Net deferred tax asset       $        -          $       -
                                                  ==========          =========



          Deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end. Deferred income tax assets are recorded to reflect the tax consequences on future years of income tax carry-forward benefits, reduced by benefit amounts not expected to be realized by the Company.

          The components of income tax expenses for the years ended December 31, 1994 and 1993 are as follows:


               Current tax liability                $       -        $  124,243
               Benefits of net operating
                 loss carryforward                          -          (124,243)
               Deferred                                     -                 -
                                                    ---------       -----------

               Net income tax expense               $       -        $        -
                                                    =========        ==========




                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 and 1993
                                   (CONTINUED)


Note 5  - Income taxes (continued)

          The effective income tax rate applicable to the current provision before applying the tax carry-forward benefit was 0% and 34% for the years ended December 31, 1994 and 1993, respectively.


Note 6 -  Related party transactions

          The Company utilizes office space provided free by an officer and shareholder. The Company provides an automobile for the president's use. In prior years, the Company paid for the vehicle's maintenance and operating costs. The president currently pays for all of the vehicle's maintenance and operating costs. The officers have contributed management services to the Company without compensation (Note 4). In 1994, the Company's officers contributed past amounts owed to them in exchange for a substantial number of shares of the Company's common stock (Note 4).

Note 7 -  Subsequent events

          In 1995 and 1996, the Company's president personally borrowed and loaned approximately $20,000 to the Company. The Loan is due upon demand and bears interest at 8% per annum. The Company used approximately $5,000 of the loan to pay legal and accounting fees and approximately $14,000 to settle the debt owed to Halliburton.

          As of December 31, 1995, the Company issued 2,500,000 shares to a shareholder and member of the board of directors in exchange for $100 of management services.


