Form 10KSB
period 1995-12-31
LEESBURG LAND & MINING INC
filed 1996-12-05
CIK 726166

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-KS B
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934

                                ---------------

                       For the fiscal year ended 12-31-95
                          Commission file number 012139

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


            Registrant's telephone number, including area code: None
                                                                ----

           Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class: None
                                                 -----

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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                  ---

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                             Yes            No   X
                                 -----         -----

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1995: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1995: 52,476,317*.



*Includes shares authorized by the Board in settlement of accounts but not issued at the transfer agent as of December 31, 1995.

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

Item 3.   Legal Proceedings

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1995, except a judgment by Halliburton for $26,000 which was settled in January of 1996 for $14,000.

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

                    1995                       High          Low
              --------------                   ----          ---

              First quarter                      *             *
              Second quarter                     *             *
              Third quarter                      *             *
              Fourth quarter                     *             *

                    1994                       High          Low
              --------------                   ----          ---

              First quarter                      *             *
              Second quarter                     *             *
              Third quarter                      *             *
              Fourth quarter                     *             *

----------
     * No quotations reported

     The above quotations reflect inter-dealer  prices,  without retail mark-up,
     mark-down,   or  commission  and  may  not  necessarily   represent  actual
     transactions.

     As of December 31, 1995 there were 1,059 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

         Financial Condition and Changes in Financial Condition
         ------------------------------------------------------

1995 Compared to 1994

     No operations were conducted and no revenues were generated in the fiscal year and the company received no income in 1995 as compared with $2,883 in miscellaneous income in 1994. The Company at year end had no capital, no cash, and a few pieces of miscellaneous mining equipment. The Company at year end was totally illiquid and needed cash infusions from shareholders, or loans from others to provide capital.

1994 Compared to 1993

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

         Results of Operations
         ---------------------

1995 Compared to 1994

     During the fiscal year ended December 31, 1995, the Company incurred $5,415 in general and administrative expenses, $1,100 in interest expense, and $18,200 for services contributed by officers. This compares to 1994 in which the Company incurred $28,072 in general and administrative expenses, $14,680 in interest expenses, and $10,000 for services contributed by officers. At present the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Total costs and expenses for 1995 were $24,715 as compared to $52,752 in 1994. The net loss for 1995 was ($24,715) and for 1994 the net loss was ($49,869). In 1995 the Company recognized an extraordinary item in reduction of payables of $38,626 which adjusted its net income to $13,911.


1994 Compared to 1993

     During the fiscal year ended December 31, 1994, the Company incurred $28,072 general and administrative expenses, $14,680 in interest expense, and $10,000 for services contributed by officers. In 1993 the Company incurred $13,685 in General and Administrative expenses, $59,283 in interest expense, and $30,000 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results.

Item 7.    Financial Statements and Supplementary Data
           -------------------------------------------

           Please refer to pages F-1 through F-12.

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


                                    PART III

Item 9.  Directors and Executive Officers of the
         Registrant and Compliance with Section 16(a)
         --------------------------------------------

     The directors and executive officers of the Company as of December 31, 1995, are as follows:**

    Name                      Age                  Position
    ----                      ---                  --------

Robert Beaton                  48                President, Director
James Poulos                   69                Vice President, Director
Michael Schranz                53                Secretary, Treasurer, Director

     The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Robert Beaton, age 48, received his BA in Business from the University of Alabama in 1970. Mr. Beaton has acted as President and a director of Leesburg since 1985. He has acted as an independent consultant for mergers and acquisitions by public companies, for his own account since 1988.

     James Poulos, age 69, acted as a mining Engineer for his career with only informal on the job training. He has acted as an officer and director of the Company since 1985. He is otherwise retired.

     Michael Schranz, age 53, obtained his B.S. in Civil Engineering from Purdue University in 1965 and received his MBA at the University of Denver in 1975. He is a Certified Public Accountant in Colorado. He has been a Vice President and Director of Registrant since 1988. Mr. Schranz has been a Vice President and Director of One Capital Corp. from 1982-96 and Vice President and Director of Overthrust Resources, Ltd. from 1980-96. He has been Managing Director of Polaris Coal Co., from 1988-96.

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

     1. The following people did not file any reports under Section 16(a) during the most recent fiscal year or prior years:

         a.       Robert Beaton            President and Director
         b.       James Poulos             Secretary and Director
         c.       Michael Schranz          Vice President and Director


     2. For each person, listed by subparagraph letter above:


Number of late                Number of                  Known failures
reports                       transactions not           to file forms
---------------               reported on a              ----------------
                              timely basis
                              -----------------
a.   1991 to 1995(6)          1 (1995)                   i) Annual Form
                                                         5(x5)(1991-1995)
                                                         ii)Form 4 (1995)

b.   1991 to 1995(6)          1 (1995)                   i) Annual Form
                                                         5(x5)(1991-1995)
                                                         ii)Form 4 (1995)

c.   1991 to 1995(8)          2 (1995)                   i) Annual Form
                                                         5(x5)(1991-1995)
                                                         ii)Forms 4 (1995), 3

     The Company officers and Directors have represented in writing that they filed all known reports due under Section 16(a) for 1994 and 1995.

Item 10.  Executive Compensation

     The Company accrued a total of $18,300 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1995 fiscal year. Robert Beaton, who had accrued the compensation, chose to contribute the entire amount as of December 31, 1995 to capital. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

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


                                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                        Annual Compensation                                             Awards

==========================================================================================================================
Name and            Year           Salary             Bonus          Other Annual           Restricted          Securities
Principal                          ($)                ($)            Compensation           Stock               Underlying
Position                                                             ($)                    Award(s)            Options/
                                                                                            ($)                 SARs (#)
--------------------------------------------------------------------------------------------------------------------------
Robert              1993           0                  0              0                      0                   0
Beaton,
President
                  --------------------------------------------------------------------------------------------------------
                    1994           9,200              0              0                      0                   0
                                   ***
                  --------------------------------------------------------------------------------------------------------
                    1995           1,800              0              0                      0                   0
                                   ***
--------------------------------------------------------------------------------------------------------------------------

                  --------------------------------------------------------------------------------------------------------
James               1993           0                  0              0                      0                   0
Poulos,
Secretary
                  --------------------------------------------------------------------------------------------------------
                    1994           3,000              0              0                      0                   0
                                   ***
                  --------------------------------------------------------------------------------------------------------
                    1995           0                  0              0                      0                   0
--------------------------------------------------------------------------------------------------------------------------

                  --------------------------------------------------------------------------------------------------------
Michael             1993           0                  0              0                      0                   0
Schranz,
Vice
President
                  --------------------------------------------------------------------------------------------------------
                    1994           0**                0              0                      0                   0
                  --------------------------------------------------------------------------------------------------------
                  --------------------------------------------------------------------------------------------------------
                    1995           100**              0              0                      0                   0
==========================================================================================================================

* Designates unpaid accruals for management services.

** Restricted common stock shares totalling 47,600,000 were issued for the unpaid accruals for services and forgiveness of debt. (See "certain Relationship and Related Transactions") The shares had no market value and a negative net tangible book value at the time of the award. In 1995 2,500,000 restricted common shares were issued for services rendered by Michael Schranz in 1995. The shares had no market value and a negative net tangible book value at the time of the issuance.

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal Year an FY-End Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

                                    DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also Directors which Compensation is listed in Summary Compensation Table of Executives)


                                    Cash Compensation                                   Security Grants
===================================================================================================================================
Name                               Annual               Meeting           Consulting               Number           Number of
                                   Retainer             Fees              Fees/Other               of               Securities
                                   Fees ($)             ($)               Fees ($)                 Shares           Underlying
                                                                                                   (#)              Options/SARs(#)
-----------------------------------------------------------------------------------------------------------------------------------
A. Director                        0                    0                 0                        0                0
Robert Beaton
-----------------------------------------------------------------------------------------------------------------------------------
B. Director                        0                    0                 0                        0                0
James Poulos
-----------------------------------------------------------------------------------------------------------------------------------
C. Director                        0                    0                 0                        0                0
Michael Schranz
===================================================================================================================================

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information, as of December 31, 1995, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

   Stock           Names and Address                                     Beneficial          Percent
Title of Class     of Beneficial Owner                                    Ownership          of Class
--------------     -------------------                                    ---------          --------
Common             American International                                 1,185,700           2.2%*
                   Systems, Inc.                                        (see note 1)
                   12002 W. 14th Avenue                                 (see note 2)
                   Golden, CO  80401
                   (Note 1:  Robert  Beaton  owns  44% of the
                   shares  of  American   International
                   Systems, Inc.)

Common             Robert Beaton                                           28,500,000         54.3%*
                   12002 W. 14th Avenue
                   Golden, CO  80401

Common             James Poulos                                            19,000,000         36.2%
                   4065 Easley Rd.
                   Golden, CO  80403
                   (Note 2:  James Poulos owns 15.95% of American
                   International Systems, Inc. which if combined
                   with his personal holding, would result in
                   38.4% ownership)

Common             Michael Schranz, V.P. & Dir.                               244,254          .4%
                   Polaris Resources
                   410 17th Street, Ste. 1940
                   Denver, CO 80202

Common             Capital One, Inc. of which Mr. Schranz is an             2,500,000         4.8%
                   officer, director and shareholder


* combined 56.5%


         Security Ownership of Certain Beneficial Owners and
         Management (Continued)
         ----------------------------------------------------------------------

     The following table sets forth information, as of December 31, 1995, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.



    Stock              Names and Address                                   Beneficial            Percent
Title of Class         of Beneficial Owner                                 Ownership            of Class
--------------         -------------------                                 ---------            --------

Common
                     American International                               1,185,700              2.2%*
                     Systems, Inc.
                     12002 W. 14th Avenue
                     Golden, CO  80401
                     (Note  1:  Robert  Beaton  owns  44% of the
                     shares  of  American   International
                     Systems, Inc.)

Common               Robert Beaton, Pres & Dir.                           28,500,000            54.3%*
                     12002 W. 14th Avenue
                     Golden, CO  80401

Common               James Poulos, Secy. & Dir.                           19,000,000            36.2%
                     4065 Easley Rd.
                     Golden, CO  80403
                     (Note 2:  James Poulos owns 15.95% of American
                     International Systems, Inc. which if combined
                     with his personal holding, would result in
                     38.4% ownership)

Common               Michael Schranz, V.P. & Dir.                           244,254               .4%
                     Polaris Resources
                     410 17th Street, Ste. 1940
                     Denver, CO  80202

Common               Capital One, Inc. of which Mr. Schranz is an         2,500,000              4.8%
                     officer, director and shareholder

* combined 56.5%

                     Officers and Directors as a group                                          97.9%


Item 12.   Certain Relationships and Related Transactions
           ----------------------------------------------

     The Company agreed to issue and authorized issuance of shares to certain shareholders as compensation and for forgiveness of certain claims for services rendered to Robert M. Beaton & James F. Poulos for wages accrued from 1987 to 1994; The company agreed to issue to Robert M. Beaton: 28.5 million shares for $750 value and waiver of all other amounts; and the company agreed to issue to James F. Poulos: 19 million shares for $500 value and waiver of all other amounts. In 1995 the Company issued 2,500,000 restricted common shares to the nominee of Michael Schranz, Capital One, Inc. for services rendered by Mr. Schranz valued at $100. The shares had no market value and negative net tangible book value at date of issue.

                                     PART IV

Item 13.     Exhibits and Reports on Form 8-K

             The following documents are filed as part of this report:

             1.       Reports on Form 8-K: None

             2.       Exhibits:


                                      INDEX
                                                        Form 10-K
Regulation                                              Consecutive
S-K Number           Exhibit                            Page Number
----------           -------                            -----------

3.1          Articles of Incorporation          *Incorporated by reference
                                                to Registration Statement
                                                #2-87742-D

3.2          Bylaws                             *Incorporated by reference
                                                to Registration Statement
                                                #2-87742-D

27.1         Financial Data Schedule            14-25
                                                Form 10-K

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEESBURG LAND & MINING, INC.
                                            -----------------------------------
                                            (Registrant)

Date:   10-31-96                             /S/  ROBERT BEATON
        --------                            -----------------------------------
                                            President, Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            LEESBURG LAND & MINING, INC.
                                            (Registrant)

Date:   10-31-96                            /S/  ROBERT BEATON
        --------                            ----------------------------------
                                                 Director

                                           /S/  MICHAEL SCHRANZ
                                           -----------------------------------
                                                Director

                                          /S/  JAMES POULOS
                                          ------------------------------------
                                               Director

                             LEESBURG LAND & MINING

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 AND 1994

                                    CONTENTS


                                                                   Page
                                                                   ----

         Independent auditors' report                               1

         Financial statements:

           Balance sheets                                           2

           Statements of operations                                 3

           Statements of stockholders' equity                       4

           Statements of cash flows                             5 - 6

         Notes to financial statements                         7 - 12

HOLBEN, BOAK, COOPER & CO.
-------------------------------------------------------------------------------
Certified Public Accountants                 1720 S. Bellaire Street, Suite 500
Professional Corporation                     Denver, Colorado  80222
                                             (303) 759-2727 Fax (303) 759-2728




                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Leesburg Land & Mining, Inc.
Golden, Colorado

We have audited the accompanying balance sheets of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1995 and 1994, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of $4,130,781 since inception. At December 31, 1995, liabilities exceeded assets by $26,176 and the Company had no cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the above uncertainty.




                           HOLBEN, BOAK, COOPER & CO.


August 23, 1996
Denver, Colorado

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                                       1995            1994
                                                   -----------      -----------
ASSETS

PROPERTY AND EQUIPMENT
     Vehicle                                       $    20,818      $    20,818
     Less:  accumulated depreciation                   (20,818)         (20,818)
                                                   -----------      -----------

     TOTAL PROPERTY AND EQUIPMENT                            -                -
                                                   -----------      -----------

TOTAL ASSETS                                       $         -      $         -
                                                   ===========      ===========


LIABILTIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable (Note 2)                     $    26,176      $    39,517
     Interest payable (Note 2)                               -           24,634
                                                   -----------      -----------
     TOTAL CURRENT LIABILITIES                          26,176           64,151

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, 1,000,000 shares of
       no par value authorized, none issued
     Common stock, no par value;
        authorized, 100,000,000 shares;
           issued and outstanding, 52,476,317
           shares in 1995 and 49,976,317 shares
           in 1994                                   4,104,605        4,080,541

     Accumulated (deficit) during the
        development stage                           (4,130,781)      (4,144,692)
                                                   -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)              (26,176)         (64,151)
                                                   -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                              $         -      $         -
                                                   ===========      ===========


See notes to financial statements                                         Page 2

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
       AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1995 (Unaudited)

                                                      Cumulative
                                                        During
                                                   Development Stage
                                                      (Unaudited)               1995                    1994
                                                   ------------------       -----------             -----------
REVENUE:
     Interest income                                $    92,753             $      --                $     --
     Geo contract                                        90,000                    --                      --
     Equipment rental income                             13,500                    --                      --
     Miscellaneous income                                14,014                    --                     2,883
                                                    -----------             -----------             -----------
        TOTAL REVENUES                                  210,267                    --                     2,883

EXPENSES:
     Exploration costs                                  867,048                    --                      --
     General & administrative                         1,208,890                   5,415                  28,072
     Interest expense                                   425,767                   1,100                  14,680
     Depreciation expense                               790,967                    --                      --
     Abandonment of claims and leases                   626,637                    --                      --
     Loss - sale of mining equipment                    287,173                    --                      --
     Loss - sale of Polaris Coal Co.                    228,000                    --                      --
     Write down of mining equipment                     127,664                    --                      --
     Bad debts                                          196,985                    --                      --
     Services contributed by officers                    78,200                  18,200                  10,000
                                                    -----------             -----------             -----------

        TOTAL COSTS & EXPENSES                        4,837,331                  24,715                  52,752
                                                    -----------             -----------             -----------

        NET INCOME (LOSS) BEFORE
               EXTRAORDINARY ITEMS                   (4,627,064)                (24,715)                (49,869)

EXTRAORDINARY ITEM,
     Reduction of payables ( Note 2)                    496,283                  38,626                    --
                                                    -----------             -----------             -----------

        NET INCOME (LOSS)                           $(4,130,781)            $    13,911             $   (49,869)
                                                    ===========             ===========             ===========

NET INCOME (LOSS) PER SHARE:
     Income (loss) before
          extraordinary item                        $      (.81)            $      --               $      (.02)
     Extraordinary item                                    0.09                    --                      --
                                                    -----------             -----------             -----------

        NET INCOME (LOSS)                           $      (.72)            $      --               %      (.02)
                                                    ===========             ===========             ===========

WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                           5,683,297              49,983,166               2,606,454
                                                    ===========             ===========             ===========


See notes to financial statements                                                                        Page 3

                                     LEESBURG LAND AND MINING CO., INC
                                       (A Development Stage Company)
                                STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                                 (See Note 4)

                                                                                       (Deficit)
                                                                                      Accumulated
                                                         Common Stock                 During the
                                                ------------------------------        Development
                                                   Shares             Amount              Stage             Total
                                                -------------     ------------        ------------       ------------

Balances, December 31, 1993                       2,476,317       $ 3,820,378         $ (4,094,823)        $ (274,445)
     Management  services
       contributed by officers/shareholders
                                                         -            10,000                     -             10,000

     Involuntary conversion of
        shareholders' debt
                                                         -           142,012                     -            142,012

     Debt forgiven by shareholders
                                                         -           106,901                     -            106,901

     Stock issued shareholders
       in exchange for debt at
       $ .00003 per share                        47,500,000            1,250                     -              1,250

     Net (Loss)
                                                          -                -               (49,869)           (49,869)
                                                -----------       ----------           -----------          ---------
Balances, December 31, 1994                      49,976,317        4,080,541            (4,144,692)           (64,151)

     Management services
       contributed by officers/shareholders
                                                          -           18,200                     -             18,200

     Operating expenses paid
       by officer/shareholder
                                                          -            5,764                     -              5,764

     Stock issued to shareholder in
       exchange for services at
       $ .00004 per share
                                                  2,500,000              100                     -               100

     Net Income
                                                          -                -                13,911            13,911
                                                -----------       ----------            ----------        ----------
Balances, December 31, 1995                      52,476,317      $ 4,104,605          $ (4,130,781)       $  (26,176)
                                               ============      ===========          ============        ==========

See notes to financial statements                                                                             Page 4


                                              LEESBURG LAND AND MINING CO., INC.
                                                (A Development Stage Company)
                                                  STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                         AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1995 (Unaudited)

                                                                    Cumulative
                                                                      Since
                                                                    Inception
                                                                   (Unaudited)         1995            1994
                                                                  ------------      ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                             $(4,130,781)        13,911        (49,869)
     Items not requiring cash:
        Depreciation                                                   790,967           --             --
        Contributed services                                            78,200         18,200         10,000
        (Gain) loss on disposal of mining claims
           and equipment                                             1,040,147           --           (2,883)
        Other                                                           (5,443)         5,864           --
        Contingency  recorded as note payable                           62,386           --             --
        Loss on investment in Polaris Coal Company                     228,000           --             --
        Additional payables transfered to equity                       187,777           --          187,777
        (Increase) decrease in accounts receivable                        --             --           17,300
        Increase  (decrease) in accounts payable                        26,176        (37,975)      (167,367)
                                                                   -----------    -----------    -----------
           Cash (used) by operating activities                      (1,722,571)          --           (5,042)
                                                                   -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of mining claims                                         (72,301)          --             --
     Purchase of vehicles                                             (103,614)          --             --
     Purchase of mining equipment                                   (1,319,676)          --             --
     Purchase of other equipment                                        (9,996)          --             --
     Purchase of Polaris Coal Company                                   (6,500)          --             --
     Proceeds - sale of mining equipment                               247,910           --            2,883
                                                                   -----------    -----------    -----------
           Cash provided (used) by investing activities             (1,264,177)          --            2,883
                                                                   -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Note payable payments                                            (110,130)          --             --
     Proceeds from  sale of common stock and
       warrants, net of registration costs                           3,111,194           --             --
     Purchase of treasury stock                                        (14,316)          --             --
                                                                   -----------    -----------    -----------
           Cash provided by financing activities                     2,986,748           --             --
                                                                   -----------    -----------    -----------

Increase (decrease) in cash & cash equivalents                            --             --           (2,159)

Cash & cash equivalents - beginning of year                               --             --            2,159
                                                                   -----------    -----------    -----------

Cash & cash equivalents - end of year                              $      --      $      --      $      --
                                                                   ===========    ===========    ===========

See notes to financial statements                                                                     Page 5



                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
                                   (Continued)


Non-Cash Activities
-------------------

Capital transactions
--------------------

During 1995, the Company issued of 2,500,000 shares of common stock for payment of services of $100 to a shareholder (see Note 4).

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

Polaris Resources, Inc.
-----------------------

In 1985, the Company acquired all of the outstanding common stock of Polaris Coal Company ("Polaris") in exchange for 750,000 shares of its common stock (valued at $293,500), assumption of $1,200,000 of Polaris debt and $6,500 in cash. Later in 1985, the Company sold the stock of Polaris back to the seller in exchange for cancellation of the $1,200,000 debt and forgiveness of $53,000 in interest. The Company's common stock was retained by the original seller and the Company realized a loss of $228,000 on the sale.



See Notes to financial statements                                         Page 6

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (CONTINUED)

Note 1  -  Operations and Summary of Significant Accounting Principles

             Leesburg Land & Mining, Inc. (the "Company" or "Leesburg") was incorporated on June 21, 1983. From June 21, 1983 (Inception) to December 31, 1984, the Company was engaged in the development of a gold placer claim located near Salmon, Idaho. As of December 31, 1984, the Company's only mining claim was abandoned. Pursuant to a change in control of the Company in April 1985, the Company purchased an interest in a coal company. The Company sold its interest in the coal company in November 1985. In December 1985, the Company entered into a contract with a non-affiliated partnership to complete a geothermal well, construct a power plant and assist in obtaining needed financing on a fixed-price basis. The geothermal well was plugged and abandoned in 1986 when the underground resource was deemed inadequate. The Partnership failed to make payments to the Company under the contract. The Company has never derived significant revenues from any of its attempted operations.

             In 1987, the Company filed for a Chapter 11 bankruptcy, but voluntarily withdrew the filing in 1988. Since 1988, the Company has been selling its claims, property and equipment. In addition, the Company has been eliminating its debt (Notes 2 and 3) and seeking a private company with which to merge. No such company has been identified or found.

             The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,130,781 since inception. At December 31, 1995, liabilities exceeded assets by $26,176. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations.  As  described  in  Notes  2  and  3,  the  statue  of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and a favorable final outcome regarding the elimination of debts.

             Property and equipment
             ----------------------

             Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993 all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at December 31, 1995 and 1994 has been fully depreciated.

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
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

             Use of estimates
             ----------------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. Significant estimates have been made with regards to estimates of contributed services.

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

             At December 31, 1993, on the advice of legal counsel, the Company eliminated a substantial amount of accounts payable and reported $457,657 as an extraordinary gain. The Company, based on the advice of its legal counsel, determined that the claims of these creditors were outside the time limitations of the statutes of the States of Colorado and Nevada for causes of action most likely to be pled by such creditors. The statute expired for these claims in December 1993. As a result, management and its attorney believe that the Company would most likely have a defense that would be reasonably based upon fact and law and that the probability of these creditors successfully overcoming such a defense is substantially remote. It is not impossible that a creditor could seek a jurisdiction other that Colorado or Nevada in which to commence collection and the Company would then be forced to defend or compromise such claim at some expense.

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (CONTINUED)

Note 2 -     Accounts Payable(continued)

             Legal counsel to the Company has opined that the chance of such successful litigation by a creditor is substantially remote, although such an outcome cannot be absolutely determined with certainty at this time.

             In late 1994, the Company reopened negotiations with Halliburton, a creditor. The Company and Halliburton agreed to a settlement of approximately $14,000 in early 1995. Since that settlement was substantially less than the amount plus interest then recorded as a liability, the Company ceased to accrue interest. In 1995, the Company recognized $38,626, the amount of debt forgiven, as extraordinary income. In January 1996, the Company settled its debt to Halliburton by paying $14,000.

Note 3  -    Notes Payable

             In 1986, the Company sold 128,000 shares of its common stock to Rio Delta Land Company ("Rio Delta"). The Company planned to work in a venture with Rio Delta to develop a mining property. However, in 1987, after expending approximately $70,000 on the project, the Company terminated the venture with Rio Delta and agreed to pay Rio Delta approximately $60,000 plus interest in exchange for return of the common stock issued to Rio Delta. The Company never received its stock from Rio Delta but nonetheless maintained the debt on its books despite the fact that legally there may be no valid claim against the Company. The Company has unsuccessfully tried to contact Rio Delta and its controlling shareholder to resolve the matter. Interest was accrued at 12% per annum from 1987 through December 31, 1994 and amounted to approximately approximately $80,000.

             As of December 31, 1994, the Company, based on the advice of its legal counsel, determined that any claim by Rio Delta, if valid, lies outside the time limitations of the statutes of the limitation of Colorado and Nevada. The Company believes that it would most likely have a defense that would be reasonably based upon fact and law and that the probability of this creditor successfully overcoming such a defense is substantially remote. The statute of limitations is six years on the debt due to Rio Delta, and that limitation expired in December, 1994. As a result of the above determination, on December 31, 1994, the Company wrote off the principal, plus accrued interest and estimated legal expenses, totaling $142,012, to additional paid-in capital. The 128,000 shares of common stock sold to Rio Delta currently remain issued and outstanding.

             It is not impossible that this creditor could seek a jurisdiction other than Colorado or Nevada in which to commence collection and the Company would then be forced to defend or compromise such claim at some expense. Legal Counsel to the Company has opined that chance of such successful litigation by this creditor is substantially remote, although such an outcome cannot be absolutely determined with certainty at this time.

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (CONTINUED)

Note 4 -   Stockholders' Equity

             The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1995, no shares of preferred stock have been issued.

             The Company has been in the development stage since its inception in 1983 and the stockholders' equity transactions from inception through December 31, 1993 are summarized in the schedule below. The transactions from inception through December 31, 1995 have been audited by other auditors. The transactions from January 1, 1986 to December 31, 1992 have not been audited.

             [GRAPHIC OMITTED]

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (CONTINUED)

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

             The Company's officers contributed management services valued at $18,200 and $10,000 during 1995 and 1994, respectively. During 1995, the Board of Directors approved issuing 2,500,000 shares of common for $100 of services to One Capital. During 1994, The President waived $62,618 owed to him for past services rendered in exchange for 28,500,000 shares of common stock for which $750 was deemed consideration. During 1994, the Vice President waived $45,532 owed to him for past services rendered in exchange for 19,000,000 shares of common stock for which $500 was deemed consideration. These transactions were authorized by the Board of Directors and the amounts were credited to stockholders' equity.

             Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a major shareholder, to equity (see Note 3). The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

             During 1995, the Company's President and Shareholder paid operating expenses and creditors $5,764 and contributed those amounts to the Company. During 1996, the President has also paid expenses and creditors of the Company.

Note 5  -    Income Taxes

             At December 31, 1995, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994
                                   (CONTINUED)


Note 5  -    Income Taxes (continued)

             Deferred tax assets (liabilities) at December 31, 1995 and 1994 are as follows:

                                                          1995          1994
             Deferred tax assets due to:
                Payables                               $   10,182    $    9,922
                Receivables                                     -             -
                Net operating loss carry-forward        1,407,844     1,405,925
                                                       ----------    ----------
                                                        1,418,026     1,415,847
             Valuation allowance for deferred
                tax assets                             (1,418,026)   (1,415,847)
                                                       ----------    ----------

                   Net deferred tax asset              $        -    $        -
                                                       =========     =========

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

             There were no income tax expenses or benefits for the years ended December 31, 1995 and 1994.

Note 6 -     Related Party Transactions

             The Company utilizes office space provided free by the President and shareholder. The Company provides an automobile for the President's use. In prior years, the Company paid for the vehicle's maintenance and operating costs. The President currently pays for all of the vehicle's maintenance and operating costs. In addition, the officers have contributed management services to the Company without compensation (Note 4). In 1994, the Company's officers contributed past amounts owed to them in exchange for a substantial number of shares of the Company's common stock (Note 4).