Form 10-Q
period 1996-03-31
LEESBURG LAND & MINING INC
filed 1996-12-05
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                     Commission File Number
March 31, 1996                                               0-12139


                       Leesburg Land and Mining Co., Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                       82-0379959
      ----------------------                             ---------------
     (State of incorporation)                           (I.R.S. Employer
                                                        Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
               (Address of principal executive offices) (Zip Code)

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

                              Yes         No    X
                                  ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at November 13, 1996
-----                                         --------------------------------

Common stock                                            52,476,317
No par value

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)

                                  BALANCE SHEET

                                                      March 31,                    December 31,
                                                        1996                          1995
                                                     ----------                   -------------
                                                     (unaudited)                    (audited)
Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                             $      20,818               $      20,818
  Less: accumulated depreciation                            (20,818)                    (20,818)

Total Property and Equipment                          $           0               $           0


                                                      -------------               -------------

TOTAL ASSETS                                          $           0               $           0
                                                      =============               =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                             $       8,458               $      26,176

Total current liabilities                             $       8,458                      26,176
                                                      -------------               -------------



Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares                         4,122,610                   4,104,605
of no par value authorized,  none issued
Common stock, no par value; authorized,
100,000,000 shares Issued and outstanding
52,476,317 shares at March 31, 1996
and December 31, 1995

Accumulated (deficit) during the                          4,131,068                 (4,130,781)
development stage
                                                      -------------               -------------

Total Stockholders' equity                                   (8,458)                    (26,176)
                                                      -------------               -------------



TOTAL LIABILITIES & STOCKHOLDERS'                     $           0               $           0
EQUITY
                                                      =============               =============



The accompanying notes are an integral part of the financial statements.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                                   Cumulative During     Three months ended
                                                   Development Stage       March 31, 1996
                                                   -----------------     -------------------
                                                                             (Unaudited)
REVENUE:

  Interest Income                                    $     92,753                  --

  Geo contract                                             90,000                  --

  Equipment rental income                                  13,500                  --

  Miscellaneous income                                     14,014                  --
                                                     ------------          ------------

TOTAL REVENUES                                            210,267                  --



EXPENSES:

  Exploration costs                                       867,048                  --

  General & administrative                              1,209,177                   287

  Interest expense                                        425,767                  --

  Depreciation expenses                                   790,967                  --

  Abandonment of claims and leases                        626,637                  --

  Loss- sale of mining equipment                          287,173                  --

  Loss - sale of polaris coal co                          228,000                  --

  Write down of mining equipment                          127,664                  --

  Bad debts                                               196,985                  --

  Services contributed by officers                         78,200                  --
                                                     ------------          ------------



TOTAL COSTS & EXPENSES                                  4,837,618                   287
                                                     ------------          ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY                  4,627,351                  (287)
ITEM

EXTRAORDINARY ITEM, Reduction of                          496,283                  --
payables (Note 2)

NET INCOME (LOSS)                                      (4,131,068)         $       (287)
                                                     ============          ============

NET INCOME (LOSS) PER SHARE:                                 (.46)                 --
Income (loss) before extraordinary item                       .05                  --
                                                     ------------          ------------

NET INCOME (LOSS)                                            (.41)                 --
                                                     ------------          ------------

WEIGHTED AVERAGE NUMBER OF SHARES                      10,156,148            52,476,317
OUTSTANDING
                                                     ------------          ------------

The accompanying notes are an integral part of the financial statements.

                                        LEESBURG LAND & MINING CO., INC.
                                         (A Development Stage Company)
                                           STATEMENT OF CASH FLOWS
                                                (unaudited)

                                                           Cumulative During   Three months ended
                                                           Development Stage      March 31, 1996
                                                           -----------------      --------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                          $(4,131,068)         $      (287)

  Items not requiring cash:                                                              --

  Depreciation                                                   790,967                 --

  Contributed services                                            78,487                 --

  (Gain) loss on disposal of mining claims                     1,040,147               18,005
and equipment

  Other                                                           (5,443)                --

  Contingency recorded as note payable                            62,386                 --

  Loss on investment in polaris                                  228,000                 --

  Additional payables transferred to equity                      187,777                 --

  (Increase) decrease in accounts                                   --                (17,718)
receivable

  Increase (decrease) in accounts payable                         26,176                 --
                                                              ----------           ----------
  Cash (used) by operating activities                          1,722,571
                                                              ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                                      (72,301)                --

  Purchase of vehicles                                          (103,614)                --

  Purchase of mining equipment                                (1,319,676)                --

  Purchase of other equipment                                     (9,996)                --

  Purchase of polaris coal company                                (6,500)                --

  Proceeds - sale of mining equipment                            247,910                 --
                                                              ----------            ----------
  Cash provided (used) by investing                            1,264,177                 --
activities

CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                                        (110,130)                --

  Proceeds from sale of common stock and                       3,111,194                 --
warrants, net of registration costs

  Purchase of treasury stock                                     (14,316)                --
                                                             -----------          -----------

  Cash provided by financing activities                        2,986,748                 --
                                                             -----------          -----------

Increase (decrease) in cash & cash                                  --                   --
equivalents

Cash & cash equivalents - beginning of year                         --                   --
                                                             -----------          -----------

Cash & cash equivalents - end of year                               --                   --
                                                             ===========          ===========
The accompanying notes are an integral part of the financial statements

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1996 (unaudited)

NOTE 1 - OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNT PRINCIPLES

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,131,068 since inception. At March 31, 1996, liabilities exceeded assets by $8,458. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

Property and equipment

Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993, all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at March 31, 1996, has been fully depreciated.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1996 (unaudited)

Statement of cash flows

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

Note 2 - Accounts Payable

In 1985, the Company contracted to drill a geothermal well and construct a power plant in central Nevada. In 1986, the Company's consulting engineer determined that the well was unsuccessful and, as a result of the Partnership's failure to pay the Company, the Company did not have cash to pay its own creditors, most of whom had supplied services and supplies connected with the well. The payables amounted to approximately $277,000. In 1987 the Company filed to reorganize under Chapter 11 of the Bankruptcy Code, listing approximately $330,000 as payable to creditors. In 1988, the Company voluntarily withdrew the bankruptcy filing, without having yet repaid the creditors. The only creditor to reduce its receivable to a note and judgment was Halliburton Energy Service ("Halliburton"). The Company made several payments on this debt, but interest continued to accrue through 1993 after which an agreement on settlement was reached.

At December 31, 1993, on the advice of Counsel, the Company eliminated a substantial amount of accounts payable and reported $457,657 as an extraordinary gain. The Company, based on the advice of its legal counsel, determined that the claims of these creditors were outside the time limitations of the statutes of the States of Colorado and Nevada for causes of action most likely to be pled by

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1996 (unaudited)


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

Note 3 - Notes Payable

In 1986, the Company sold 128,000 shares of its common stock to Rio Delta Land Company ("Rio Delta"). The Company planned to work in a venture with Rio Delta to develop a mining property. However, in 1987, after expending approximately $70,000 on the project, the Company terminated the venture with Rio Delta and agreed to pay Rio Delta approximately $60,000 plus interest in exchange for return of the common stock issued to Rio Delta. The Company never received its stock from Rio Delta but nonetheless maintained the debt on its books as a contingency despite the fact that legally there may be no valid claim against the Company. The Company has unsuccessfully tried to contact Rio Delta and its controlling shareholder to resolve the matter. Interest was accrued at 12% per annum from 1987 through December 31, 1994, and amounted to approximately $80,000.

As of December 31, 1994, the Company, based on the advice of its legal counsel, determined that any claim by Rio Delta, if valid, lies outside the time limitations of the statutes of the limitation of Colorado and Nevada. The Company believes that it would most likely have a defense that would be reasonably based upon fact and law and that the probability of this creditor successfully overcoming such a defense is substantially remote. The statute of limitations is six years on the debt due to Rio Delta, and that limitaiton

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1996 (unaudited)


expired in December, 1994. As a result of the above determination, on December 31, 1994, the Company wrote off the principal, plus accrued interest and estimated legal expenses, totaling $142,012, to equity. The 128,000 shares of common stock sold to Rio Delta currently remain issued and outstanding.

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

Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of March 31, 1996, no shares of preferred stock have been issued.

In 1989, the Company sold 2,500,000 shares of the Company's common stock to a Belgian company, N.V. Handels-Kreditkantoor/Comtoir de Credit s.a. ("HKCC") in exchange for 7,500,000 fine art prints. In addition, the Company issued 650,000 shares to Asher Investments Limited ("Asher") as a finder's fee. As part of the sales agreement, HKCC agreed to loan the Company $300,000. The Company valued the combined transaction at $2,520,000. However, HKCC never delivered the prints or made the loan. As a result, in 1990, the Company negotiated the recision of the stock issuance. Since the transaction was never fully executed, it has not been included in the schedule above or in calculation of weighted average shares outstanding for determining earnings (loss) per share. The stock transfer agent canceled the outstanding shares in 1994.

The Company's officers contributed management services valued at $18,200 and $10,000 during 1995 and 1994, respectively. During 1995, the Board of Directors approved issuing 2,500,000 shares of common for $100 of services to One Capital. During 1994, the President waived $62,618 owed to him for past services rendered in exchange for 28,500,000 shares of common stock for which $750 was deemed consideration. During 1994, the Vice President waived $45,532 owed to him for past services rendered in exchange for 19,000,000 shares of common stock for which $500 was deemed consideration. These transactions were authorized by the Board of Directors and the amounts were credited to stockholder's equity.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1996 (unaudited)


Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a major shareholder, to equity (see Note 3). The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

During the three months ended March 31, 1996, the Company's officers contributed $18,000 in cash to reduce accounts payable by $17,718 and expenses of $287. No stock was issued for this contribution.

Note 5 - Income Taxes

At March 31, 1996, the Company has a net operating loss (NOL) carry- forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry- forward of approximately $20,000 (expiring in the years 1999 to 2000).

Deferred tax assets (liabilities) at March 31, 1996:

                                                     March 31,
Deferred tax assets due to:                            1996
                                                     ----------
         Payables                                    $   10,182
         Receivables                                  1,407,844
                                                     ----------
         Net operating loss carry-forward             1,418,026

Valuation allowance for deferred
tax assets                                           (1,418,026)

Net deferred tax asset                               $        -

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results
of Operations.
--------------------------------------------------------------------------------

Results of Operations
---------------------

         The Company has experienced increased operating expenses for the three month period of $287. The revenues for the period totaled $0. The Company recorded a combined net loss of $287 for the period. The Company losses on operations will continue until more income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

Liquidity and Capital Resources
-------------------------------

         The Company had inadequate cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS
-------           -----------------

                  None

ITEM 2.           CHANGES IN SECURITIES
-------           ---------------------

                  None

ITEM 3.           DEFAULT UPON SENIOR SECURITIES
-------           ------------------------------

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------           ---------------------------------------------------

                  None

ITEM 5.           OTHER INFORMATION
-------           -----------------

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K
-------           --------------------------------

          No reports on Form 8-K were made for the period for which this report is filed.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       LEESBURG LAND & MINING CO., INC.



Date: November 13, 1996                /s/  ROBERT BEATON
                                       ----------------------------------------
                                       President