Form 10-Q
period 1996-06-30
LEESBURG LAND & MINING INC
filed 1996-12-05
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                       Commission File Number
June 30, 1996                                                  0-12139


                       Leesburg Land and Mining Co., Inc.
              ---------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Colorado                                82-0379959
          ----------------------                    ------------------
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
No par value

                                        LEESBURG LAND AND MINING CO., INC.
                                           (A Development Stage Company)


                                                   BALANCE SHEET


                                                                  June 30,        December 31,
                                                                    1996              1995
                                                               -------------      -------------
                                                                (unaudited)         (audited)

Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                                       $    20,818        $    20,818
  Less: accumulated depreciation                                    (20,818)           (20,818)

Total Property and Equipment                                    $         0        $         0


                                                                -----------        -----------

TOTAL ASSETS                                                    $         0        $         0
                                                                ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                                       $     8,458        $    26,176

Total current liabilities                                       $     8,458             26,176
                                                                -----------        -----------



Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares                                 4,122,610          4,104,605
of no par value authorized,  none issued
Common stock, no par value; authorized,
100,000,000 shares Issued and outstanding
 52,476,317 shares at June 30, 1996 and
December 31, 1995

Accumulated (deficit) during the                                  4,131,068        (4,130,781)
development stage
                                                                -----------        -----------

Total Stockholders' equity                                           (8,458)           (26,176)
                                                                -----------        -----------



TOTAL LIABILITIES & STOCKHOLDERS'                               $         0        $         0
EQUITY
                                                                ===========        ===========



The accompanying notes are an integral part of the financial statements.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                    Cumulative During     Six months ended
                                    Development Stage       June 30, 1996
                                    -----------------     -----------------
                                                            (Unaudited)

REVENUE:

  Interest Income                     $  92,753                       -

  Geo contract                           90,000                       -

  Equipment rental income                13,500                       -

  Miscellaneous income                   14,014                       -
                                       --------                --------

TOTAL REVENUES                          210,267                       -



EXPENSES:

  Exploration costs                      867,048                       -

  General & administrative             1,209,177                     287

  Interest expense                       425,767                       -

  Depreciation expenses                  790,967                       -

  Abandonment of claims and leases       626,637                       -

  Loss- sale of mining equipment         287,173                       -

  Loss - sale of polaris coal co.        228,000                       -

  Write down of mining equipment         127,664                       -

  Bad debts                              196,985                       -

  Services contributed by officers        78,200                       -
                                       ---------               ---------

TOTAL COSTS & EXPENSES                 4,837,618                     287
                                      ----------               ---------

NET INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                     4,627,351                    (287)

EXTRAORDINARY ITEM, Reduction of         496,283                       -
payables (Note 2)

NET INCOME (LOSS)                     (4,131,068)             $     (287)
                                      ==========               ==========

NET INCOME (LOSS) PER SHARE:                (.42)                      -
Income (loss) before
extraordinary item                           .05                       -
                                      ----------              ----------

NET INCOME (LOSS)                           (.37)                      -
                                      ----------              ----------

WEIGHTED AVERAGE NUMBER OF            10,899,029              52,476,317
SHARES OUTSTANDING
                                     -----------              ----------

The accompanying notes are an integral part of the financial statements.

                                         LEESBURG LAND & MINING CO., INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                    (unaudited)

                                                      Cumulative During         Six months ended
                                                      Development Stage           June 30, 1996
                                                      ------------------        -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                     $(4,130,781)              $      (287)

  Items not requiring cash:                                    --

  Depreciation                                              790,967                      --

  Contributed services                                       78,200                      --

  (Gain) loss on disposal of mining claims                1,040,147                    18,005
and equipment

  Other                                                      (5,443)                     --

  Contingency recorded as note payable                       62,386                      --

  Loss on investment in polaris                             228,000                      --

  Additional payables transferred to equity                 187,777                      --

  (Increase) decrease in accounts                              --                     (17,718)
receivable

  Increase (decrease) in accounts payable                    26,176                      --
                                                        -----------               -----------

  Cash (used) by operating activities                     1,722,571
                                                        -----------               -----------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                                 (72,301)                     --

  Purchase of vehicles                                     (103,614)                     --

  Purchase of mining equipment                           (1,319,676)                     --

  Purchase of other equipment                                (9,996)                     --

  Purchase of polaris coal company                           (6,500)                     --

  Proceeds - sale of mining equipment                       247,910                      --
                                                        -----------               -----------

  Cash provided (used) by investing                       1,264,177                      --
activities
                                                        -----------               -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                                   (110,130)                     --

  Proceeds from sale of common stock and                  3,111,194                      --
warrants, net of registration costs

  Purchase of treasury stock                                (14,316)                     --
                                                        -----------               -----------

  Cash provided by financing activities                   2,986,748                      --
                                                        -----------               -----------

Increase (decrease) in cash & cash                             --                        --
equivalents

Cash & cash equivalents - beginning of year                    --
                                                        -----------               -----------

Cash & cash equivalents - end of year                          --                        --
                                                        ===========               ===========
The accompanying notes are an integral part of the financial statements


                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1996 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,131,068 since inception. At June 30, 1996, liabilities exceeded assets by $8,458. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

Property and equipment

Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993, all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at June 30, 1996, has been fully depreciated.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1996 (unaudited)

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1996 (unaudited)


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

As of December 31, 1994, the Company, based on the advice of its legal counsel, determined that any claim by Rio Delta, if valid, lies outside the time limitations of the statutes of the limitation of Colorado and Nevada. The Company believes that it would most likely have a defense that would be reasonably based upon fact and law and that the probability of this creditor successfully overcoming such a defense is substantially remote. The statute of limitations is six years on the debtr due to Rio Delta, and that limitaiton

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1996 (unaudited)


expired in December, 1994. As a result of the above determination, on December 31, 1994, the Company wrote off the principal, plus accrued interest and estimated legal expenses, totaling $142,012, to equity. The 128,000 shares of common stock sold to Rio Delta currently remain issued and outstanding.

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

Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of June 30, 1996, no shares of preferred stock have been issued.

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1996 (unaudited)


Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a major shareholder, to equity (see Note 3). The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

During the six months ended June 30, 1996, the Company's officers contributed $18,005 in cash to reduce accounts payable by $17,718 and expenses of $287. No stock was issued for this contribution.

Note 5 - Income Taxes

At June 30, 1996, the Company has a net operating loss (NOL) carry- forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry- forward of approximately $20,000 (expiring in the years 1999 to 2000).

Deferred tax assets (liabilities) at June 30, 1996:

                                                      June 30,
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

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results
of Operations.
--------------------------------------------------------------------------------

Results of Operations
---------------------

         The Company has experienced increased operating expenses for the three month period of $0. The revenues for the period totaled $0. The Company recorded a combined net loss of $0 for the period. The Company losses on operations will continue until more income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

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



                                               LEESBURG LAND & MINING CO., INC.



Date: November 13, 1996                        /s/  ROBERT BEATON
      -----------------                        ---------------------------------
                                               President