Form 10-Q
period 1996-09-30
LEESBURG LAND & MINING INC
filed 1996-12-05
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10Q


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
September 30, 1996                                            0-12139


                       Leesburg Land and Mining Co., Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                                    82-0379959
          ----------------------                        ------------------
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

                                 Yes   X      No
                                     -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                         Outstanding at November 13, 1996
-----                                         --------------------------------

Common stock                                           52,476,317
No par value

                                        LEESBURG LAND AND MINING CO., INC.
                                           (A Development Stage Company)


                                                   BALANCE SHEET


                                                         September 30,        December 31,
                                                            1996                 1995
                                                        --------------        ------------
                                                         (unaudited)           (audited)
Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                               $     20,818         $     20,818
  Less: accumulated depreciation                             (20,818)             (20,818)

Total Property and Equipment                            $          0         $          0


                                                        ------------         ------------

TOTAL ASSETS                                            $          0         $          0
                                                        ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                              $      7,300          $     26,176

Total current liabilities                              $      7,300                26,176
                                                       ------------          ------------



Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares                         4,130,803             4,104,605
of no par value authorized,  none issued
Common stock, no par value; authorized,
100,000,000 shares
Issued and 52,476,317 outstandingshares at
September 30, 1996 and December 31, 1995

Accumulated (deficit) during the                          4,130,803            (4,130,781)
development stage
                                                       ------------           -----------

Total Stockholders' equity                                   (7,300)              (26,176)
                                                       ------------           -----------


TOTAL LIABILITIES & STOCKHOLDERS'                       $          0          $         0
EQUITY
                                                        ============          ============



The accompanying notes are an integral part of the financial statements.

                                         LEESBURG LAND & MINING CO., INC.
                                           (A Development Stage Company)

                                              STATEMENT OF OPERATIONS
                                                    (unaudited)

                                               Cumulative During   Three months ended      Nine months ended
                                              Development Stage    September 30, 1996     September 30, 1996
                                              -----------------    ------------------     ------------------
                                                                     (Unaudited)             (Unaudited)
REVENUE:

  Interest Income                               $     92,753            --                         --

  Geo contract                                        90,000            --                         --

  Equipment rental income                             13,500            --                         --

  Miscellaneous income                                14,214             200                         200
                                                ------------    ------------                ------------

TOTAL REVENUES                                       210,467             200                         200



EXPENSES:

  Exploration costs                                  867,048            --                          --

  General & administrative                         1,216,412           7,235                       7,522

  Interest expense                                   425,767            --                          --

  Depreciation expenses                              790,967            --                          --

  Abandonment of claims and leases                   626,637            --                          --

  Loss- sale of mining equipment                     287,173            --                          --

  Loss - sale of polaris coal co                     228,000            --                          --

  Write down of mining equipment                     127,664            --                          --

  Bad debts                                          196,985            --                          --

  Services contributed by officers                    78,200            --                          --
                                                ------------    ------------                ------------



TOTAL COSTS & EXPENSES                             4,844,853           7,235                       7,522
                                                ------------    ------------                ------------

NET INCOME (LOSS) BEFORE EXTRAORDINARY             4,634,386           7,035                       7,322
ITEM

EXTRAORDINARY ITEM, Reduction of                     496,283            --                          --
payables (Note 2)

NET INCOME (LOSS)                                 (4,138,103)         (7,035)               $     (7,322)
                                                ============    ============                ============

NET INCOME (LOSS) PER SHARE:                            (.36)           --                          --
Income (loss) before extraordinary item                  .04            --                          --
                                                ------------    ------------                ------------

NET INCOME (LOSS)                                       (.32)           --                          --
                                                ------------    ------------                ------------

WEIGHTED AVERAGE NUMBER OF SHARES                 11,653,678      54,476,317                  52,476,317
OUTSTANDING                                     ------------    ------------                ------------

The accompanying notes are an integral part of the financial statements


                                         LEESBURG LAND & MINING CO., INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                    (unaudited)

                                                       Cumulative During       Nine months ended
                                                        Development Stage     September 30, 1996
                                                        -----------------     ------------------
                                                           (Unaudited)          (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                       $(4,130,781)         $    (7,322)

  Items not requiring cash:                                      --

  Depreciation                                                790,967                 --

  Contributed services                                         78,200                 --

  (Gain) loss on disposal of mining claims                  1,040,147               26,198
and equipment

  Other                                                        (5,443)                --

  Contingency recorded as note payable                         62,386                 --

  Loss on investment in polaris                               228,000                 --

  Additional payables transferred to equity                   187,777                 --

  (Increase) decrease in accounts                                --                (18,876)
receivable

  Increase (decrease) in accounts payable                      26,176                 --
                                                          -----------          -----------

  Cash (used) by operating activities                       1,722,571
                                                          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                                   (72,301)                --

  Purchase of vehicles                                       (103,614)                --

  Purchase of mining equipment                             (1,319,676)                --

  Purchase of other equipment                                  (9,996)                --

  Purchase of polaris coal company                             (6,500)                --

  Proceeds - sale of mining equipment                         247,910                 --
                                                          -----------          -----------

  Cash provided (used) by investing                        (1,264,177)                --
activities
                                                          -----------          -----------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                                     (110,130)                --

  Proceeds from sale of common stock and                    3,111,194                 --
warrants, net of registration costs

  Purchase of treasury stock                                  (14,316)                --
                                                          -----------          -----------

  Cash provided by financing activities                     2,986,748                 --
                                                          -----------          -----------

Increase (decrease) in cash & cash                               --                   --
equivalents

Cash & cash equivalents - beginning of year                     --
                                                          -----------          -----------

Cash & cash equivalents - end of year                            --                   --
                                                          ===========          ===========
The accompanying notes are an integral part of the financial statements.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1996 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,138,103 since inception. At September 30, 1996, liabilities exceeded assets by $7,300. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

Property and equipment

Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993, all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at September 30, 1996, has been fully depreciated.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1996 (unaudited)


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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1996 (unaudited)


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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1996 (unaudited)


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

Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1996, no shares of preferred stock have been issued.

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1996 (unaudited)


Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a major shareholder, to equity (see Note 3). The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

During the nine months ended September 30, 1996, the Company's officers contributed $26,198 in cash to reduce accounts payable by $18,876 and expenses of $7,322. No stock was issued for this contribution.

Note 5 - Income Taxes

At September 30, 1996, the Company has a net operating loss (NOL) carry- forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry- forward of approximately $20,000 (expiring in the years 1999 to 2000).

Deferred tax assets (liabilities) at September 30, 1996:

                                                        September 30,
Deferred tax assets due to:                                 1996
                                                        -------------
         Payables                                       $   10,182
         Receivables                                     1,407,844
                                                        ----------
         Net operating loss carry-forward                1,418,026

Valuation allowance for deferred
tax assets                                              (1,418,026)

Net deferred tax asset                                  $        -

ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results
of Operations.
--------------------------------------------------------------------------------

Results of Operations
---------------------

         The Company has experienced increased operating expenses for the three month period of $7,235. The revenues for the period totaled $200 from operations. The Company recorded a combined net loss of $7,035 for the period. The Company losses on operations will continue until more income can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

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