Form 10KSB
period 1996-12-31
LEESBURG LAND & MINING INC
filed 1997-04-28
CIK 726166

SECURITIES EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
                            Annual Report Pursuant to
                       the Securities Exchange Act of 1934


                       For the fiscal year ended 12-31-96
                          Commission file number 012139

                          LEESBURG LAND & MINING, INC.
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

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
               ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

                      Yes   X      No
                           ---        ---

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

State issuer's revenues for its most recent fiscal year. $0

Transitional Small Business Disclosure Format:

                           Yes           X    No
                       ---              ---

Aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 1996: $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1996: 52,476,317.

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

Item 2. Property
        --------

     The Company does not have any formal offices at year end. Records are maintained and mail received at 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033. The company owns no real property.

Item 3. Legal Proceedings
        -----------------

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1996.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

     No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.


                                    PART II
                                    -------

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
        ----------------------------------------------------------------------

     As of the date of this report, management knows of no trading or quotation of the Company's common stock. The range of high and low bid quotations for each fiscal quarter since the last report, as reported by the National Quotation Bureau Incorporated, was as follows:

             1996                       High               Low
       ---------------                  ----               ---
       First quarter                      *                 *
       Second quarter                     *                 *
       Third quarter                      *                 *
       Fourth quarter                     *                 *

             1995                       High               Low
       ---------------                  ----               ---
       First quarter                      *                 *
       Second quarter                     *                 *
       Third quarter                      *                 *
       Fourth quarter                     *                 *

             1994                       High               Low
       ---------------                  ----               ---
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

     As of December 31, 1996 there were 1,059 record holders of the Company's common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operations
        ----------------------------------------------

        Financial Condition and Changes in Financial Condition
        -------------------------------------------------------

1996 Compared to 1995

     No operations were conducted and no revenues were generated in the fiscal year. The Company had $38,626 in extraordinary income in 1995 (reduction in payables). The Company at year end had no capital, no cash, and a few pieces of miscellaneous mining equipment. The Company at year end was totally illiquid and would have needed cash infusions from shareholders to provide capital, or loans from any sources.

1995 Compared to 1994

     No operations were conducted and no revenues were generated in the fiscal year. The Company received extraordinary income of $38,626 from reduction of payables but no other income as compared with $2,883 in miscellaneous income in 1994. The Company at year end had no capital, no cash, and a few pieces of miscellaneous mining equipment. The Company at year end was totally illiquid and needed cash infusions from shareholders, or loans from others to provide capital.

     Results of Operations
     ---------------------

1996 Compared to 1995

     During the fiscal year ended December 31, 1996, the Company incurred $16,781 general and administrative expenses, and $5,000 for services contributed by officers. In 1995 the Company incurred $5,415 in General and Administrative expenses, and $18,200 for services rendered by officers. At present, the Company has no business income or operations. Accordingly, the reported financial information herein may not be indicative of future operating results. Loss on operations in 1996 was ($22,481) compared to the 1995 loss on operations ($24,715) in extraordinary items of gain on settlement of debt.

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

     Please refer to pages F-1 through F-14.

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

                                    PART III

Item 9. Directors and Executive Officers of the
        Registrant and Compliance with Section 16(a)
        --------------------------------------------

     The directors and executive officers of the Company as of December 31, 1996, are as follows:**

     Name                     Age                  Position
     ----                     ---                  --------

Robert Beaton                  49                President, Director
James Poulos                   70                Vice President, Director
Michael Schranz                54                Secretary, Treasurer, Director

     The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

     Robert Beaton, age 49, received his BA in Business from the University of Alabama in 1970. Mr. Beaton has acted as President and a director of Leesburg since 1985. He has acted as an independent consultant for mergers and acquisitions by public companies, for his own account since 1988.

     James Poulos, age 70, acted as a mining Engineer for his career with only informal on the job training. He has acted as an officer and director of the Company since 1985. He is otherwise retired.

     Michael Schranz, age 54, obtained his B.S. in Civil Engineering from Purdue University in 1965 and received his MBA at the University of Denver in 1975. He is a Certified Public Accountant in Colorado. He has been a Vice President and Director of Registrant since 1988. Mr. Schranz has been a Vice President and Director of One Capital Corp. from 1982-96 and Vice President and Director of Overthrust Resources, Ltd. from 1980-96. He has been Managing Director of Polaris Coal Co., from 1988-96.

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

     1. The following people did not file any reports under Section 16(a) during the most recent fiscal year or prior years:

         a.       Robert Beaton               President and Director
         b.       James Poulos                Secretary and Director
         c.       Michael Schranz             Vice President and Director

     2. For each person, listed by subparagraph letter above:

                              Number of
                              transactions not
Number of late                reported on a                  Known failures
reports                       timely basis                   to file forms
-------                       ------------                   -------------

a.       1996                 1 (1996)                       i) Annual Form
                                                             5 (1996)

                              Number of
                              transactions not
Number of late                reported on a                  Known failures
reports                       timely basis                   to file forms
-------                       ------------                   -------------

b.       1996                 1 (1996)                       i) Annual Form
                                                             5 (1996)

c.       1996                 2 (1996)                       i) Annual Form
                                                             5 (1996)

Item 10. Executive Compensation
         ----------------------

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


                                     SUMMARY COMPENSATION TABLE OF EXECUTIVES

                                            Annual Compensation                                Awards

===================================================================================================================================
Name and           Year           Salary             Bonus          Other Annual           Restricted              Securities
Principal                         ($)                ($)            Compensation           Stock                   Underlying
Position                                                            ($)                    Award(s) ($)            Options/SARs (#)
-----------------------------------------------------------------------------------------------------------------------------------
Robert             1994           9,200              0              0                      0                       0
Beaton,                           **
President
                 ------------------------------------------------------------------------------------------------------------------
                   1995           1,800              0              0                      0                       0
                                  **
                 ------------------------------------------------------------------------------------------------------------------
                   1996           0                  0              0                      0                       0

-----------------------------------------------------------------------------------------------------------------------------------

                 ------------------------------------------------------------------------------------------------------------------
James              1994           0                  0              0                      0                       0
Poulos,
Secretary
                 ------------------------------------------------------------------------------------------------------------------
                   1995           3,000              0              0                      0                       0
                                  **
                 ------------------------------------------------------------------------------------------------------------------
                   1996           0                  0              0                      0                       0
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
Michael            1994           0                  0              0                      0                       0
Schranz,
Vice
President
                 ------------------------------------------------------------------------------------------------------------------
                   1995           100**              0              0                      0                       0
                 ------------------------------------------------------------------------------------------------------------------
                 ------------------------------------------------------------------------------------------------------------------
                   1996           0                  0              0                      0                       0
===================================================================================================================================


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
Michael Schranz
===================================================================================================================================

Item 11. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.


    Stock                  Names and Address                           Beneficial               Percent
Title of Class             of Beneficial Owner                         Ownership                of Class
--------------             -------------------                         ---------                --------

Common                     American International                       1,185,700                2.2%*
                           Systems, Inc.                               (see note 1)
                           12002 W. 14th Avenue                        (see note 2)
                           Golden, CO  80401
                           (Note 1:         Robert Beaton owns 44% of the shares of
                                            American International Systems, Inc. which if
                                            combined with his personal holdings would
                                            result in 55.32% ownership)

Common                     Robert Beaton                               28,510,000                54.3%
                           12002 W. 14th Avenue
                           Golden, CO  80401

Common                     James Poulos                                19,031,434                36.3%
                           4065 Easley Rd.
                           Golden, CO  80403
                           (Note 2:         James Poulos owns 15.95% of American
                                            International Systems, Inc. which if combined
                                            with his personal holding, would result in
                                            36.6% ownership)








Common                     Michael Schranz, V.P. & Dir.                         244,254                   .4%
                           Polaris Resources
                           410 17th Street, Ste. 1940
                           Denver, CO  80202

Common                     One Capital Corp. of which                           2,500,000                 4.8%
                           Mr. Schranz is an officer,
                           director and shareholder


     Security Ownership of Certain Beneficial Owners and Management (Continued)
     --------------------------------------------------------------------------

     The following table sets forth information, as of December 31, 1996, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

      Stock                Names and Address                                   Beneficial               Percent
Title of Class             of Beneficial Owner                                 Ownership                of Class
--------------             -------------------                                 ---------                --------

Common                     American International                               1,185,700                 2.2%*
                           Systems, Inc.
                           12002 W. 14th Avenue
                           Golden, CO  80401
                           (Note 1:         Robert Beaton owns 44% of the shares of
                                            American International Systems, Inc. which if
                                            combined with his personal holdings would
                                            result in 55.32% ownership)

Common                     Robert Beaton, Pres & Dir.                           28,510,000                54.3%
                           12002 W. 14th Avenue
                           Golden, CO  80401

Common                     James Poulos, Secy. & Dir.                           19,031,434                36.3%
                           4065 Easley Rd.
                           Golden, CO  80403
                           (Note 2:         James Poulos owns 15.95% of American
                                            International Systems, Inc. which if combined
                                            with his personal holding, would result in
                                            36.6% ownership)

Common                     Michael Schranz, V.P. & Dir.                         244,254                   .4%
                           Polaris Resources
                           410 17th Street, Ste. 1940
                           Denver, CO  80202

Common                     One Capital Corp. of which                           2,500,000                 4.8%
                           Mr. Schranz is an officer,
                           director and shareholder

                           Officers and Directors as a group                                              95.8%

Item 12. Certain Relationships and Related Transactions
         ----------------------------------------------

     The Company agreed to issue and authorized issuance of shares to certain shareholders as compensation and for forgiveness of certain claims for services rendered to Robert M. Beaton & James F. Poulos for wages accrued from 1987 to 1994; The company issued to Robert M. Beaton: 28.5 million shares for $750 value and waiver of all other amounts; and the company agreed to issue to James F.
Poulos: 19 million shares for $500 value and waiver of all other amounts. In 1995 the Company issued 2,500,000 restricted common shares to the nominee of Michael Schranz, Capital One, Inc. for services rendered by Mr. Schranz valued at $100. The shares had no market value and negative net tangible book value at date of issue.

                                     PART IV
                                     -------

Item 13. Exhibits and Reports on Form 8-K
         ---------------------------------

     The following documents are filed as part of this report:

     1. Reports on Form 8-K: None

     2. Exhibits:


                                      INDEX
                                      -----
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

27.1              Financial Data Schedule            F-15- F-18

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            LEESBURG LAND & MINING, INC.
                                            (Registrant)

Date: April 22, 1997

                                            /S/  ROBERT M. BEATON
                                            -----------------------------------
                                            Robert M. Beaton, President,
                                            Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                            LEESBURG LAND & MINING, INC.
                                            (Registrant

Date: April 22, 1997

                                            /S/  ROBERT M. BEATON
                                           -------------------------------------
                                           Robert M. Beaton, Director


                                            /S/  MICHAEL SCHRANZ
                                           -------------------------------------
                                           Michael Schranz, Director


                                            /S/  JAMES F. POULOS
                                           -------------------------------------
                                           James F. Poulos, Director

                             LEESBURG LAND & MINING

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995

                                    CONTENTS
                                    --------


                                                                      Page
                                                                      ----

   Independent auditors' report                                          1

   Financial statements:

     Balance sheets                                                      2

     Statements of operations                                            3

     Statements of stockholders' equity (deficit)                        4

     Statements of cash flows                                        5 - 6

   Notes to financial statements                                    7 - 12

HOLBEN, BOAK, COOPER & CO.
--------------------------------------------------------------------------------
Certified Public Accountants                  1720 S. Bellaire Street, Suite 500
Professional Corporation                                 Denver, Colorado  80222
                                               (303) 759-2727 Fax (303) 759-2728



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Leesburg Land & Mining, Inc.
Golden, Colorado

We have audited the accompanying balance sheets of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of $4,153,262 since inception. At December 31, 1996, liabilities exceeded assets by $12,855 and the Company had no cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the above uncertainty.




                                                   HOLBEN, BOAK, COOPER & CO.

April 18, 1997
Denver, Colorado

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995



                                                               1996           1995
                                                           -----------    -----------
ASSETS

PROPERTY AND EQUIPMENT
    Vehicle                                                $    20,818    $    20,818
    Less:  accumulated depreciation                            (20,818)       (20,818)
                                                           -----------    -----------

    TOTAL PROPERTY AND EQUIPMENT                                     -              -
                                                           -----------    -----------


TOTAL ASSETS                                               $         -    $         -
                                                           ===========    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable (Note 2)                              $    12,855    $    26,176
                                                           -----------    -----------
    TOTAL CURRENT LIABILITIES                                   12,855         26,176

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, no par value, 1,000,000
      shares authorized, none issued
    Common stock, no par value;
       authorized, 100,000,000 shares;
       issued and outstanding, 52,476,317
       shares in 1996 and 1995                               4,140,407      4,104,605

    Accumulated (deficit) during the development stage      (4,153,262)    (4,130,781)
                                                           -----------    -----------

    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (12,855)       (26,176)
                                                           -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)
                                                            $        -    $         -
                                                           ===========    ===========


See notes to financial statements                                              Page 2


                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
       AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1996 (Unaudited)

                                        Cumulative
                                          During
                                     Development Stage
                                        (Unaudited)        1996           1995
                                     -----------------  ----------     -----------
REVENUE:
    Interest income                    $     92,753    $       --      $       --
    Geo contract                             90,000            --              --
    Equipment rental income                  13,500            --              --
    Miscellaneous income                     14,014            --              --
                                       ------------    ------------    ------------
       TOTAL REVENUES                       210,267            --              --

EXPENSES:
    Exploration costs                       867,048            --              --
    General & administrative              1,225,671          16,781           5,415
    Interest expense                        426,467             700           1,100
    Depreciation expense                    790,967            --              --
    Abandonment of claims and leases        626,637            --              --
    Loss - sale of mining equipment         287,173            --              --
    Loss - sale of Polaris Coal Co.         228,000            --              --
    Write down of mining equipment          127,664            --              --
    Bad debts                               196,985            --              --
    Services contributed by officers         83,200           5,000          18,200
                                       ------------    ------------    ------------

       TOTAL COSTS & EXPENSES             4,859,812          22,481          24,715
                                       ------------    ------------    ------------
       NET (LOSS) BEFORE
              EXTRAORDINARY ITEMS        (4,649,545)        (22,481)        (24,715)

EXTRAORDINARY ITEM,
    Reduction of payables ( Note 2)         496,283            --            38,626
                                       ------------    ------------    ------------

       NET INCOME (LOSS)               $ (4,153,262)   $    (22,481)   $     13,911
                                       ============    ============    ============

NET INCOME (LOSS) PER SHARE:
    (Loss) before extraordinary item   $       (.52)   $       --      $       --
    Extraordinary item                         0.06            --              --
                                       ------------    ------------    ------------

       NET INCOME (LOSS)               $       (.46)   $       --      $       --
                                       ============    ============    ============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                8,910,402      52,476,317      49,983,166
                                       ============    ============    ============


See notes to financial statements                                            Page 3


                                LEESBURG LAND AND MINING CO., INC.
                                   (A Development Stage Company)
                      STATEMENTS OF CHANGES IN STOCKHOLDER' EQUITY (DEFICIT)
                          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                           (See Note 4)


                                                                         (Deficit)
                                                                         Accumulated
                                                   Common Stock          During the
                                              ------------------------   Development
                                                Shares       Amount         Stage             Total
                                                ------       ------         -----             -----

Balances, December 31, 1994                   49,976,317   $ 4,080,541   $(4,144,692)    $  (64,151)

    Management services
      contributed by officers/shareholders          --          18,200          --           18,200

    Operating expenses paid
      by officer/shareholder                        --           5,764          --            5,764

    Stock issued to shareholder in
      exchange for services at
      $ .00004 per share                       2,500,000           100          --              100

    Net Income                                      --            --          13,911         13,911
                                             -----------   -----------   -----------    -----------

Balances, December 31, 1995                   52,476,317     4,104,605    (4,130,781)       (26,176)

    Management services
      contributed by officers/shareholders          --           5,000          --            5,000

    Operating expenses paid
      by officer/shareholder                        --          30,802          --           30,802

    Net (loss)                                      --            --         (22,481)       (22,481)
                                             -----------   -----------   -----------    -----------
Balances, December 31, 1996                   52,476,317   $ 4,140,407   $(4,153,262)   $   (12,855)
                                             ===========   ===========   ===========    ===========

See notes to financial statements                                                            Page 4


                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
       AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1996 (Unaudited)


                                                       Cumulative
                                                         Since
                                                       Inception
                                                      (Unaudited)       1996            1995
                                                      -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                  $(4,153,262)   $   (22,481)   $    13,911
   Items not requiring cash:
    Depreciation                                          790,967           --             --
    Contributed services                                   83,200          5,000         18,200
    (Gain) loss on disposal of mining claims
       and equipment                                    1,040,147           --             --
    Operating expenses paid by shareholders                36,566         30,802          5,764
    Other                                                 (11,206)          --              100
    Contingency  recorded as note payable                  62,386           --             --
    Loss on investment in Polaris Coal Company            228,000           --             --
    Additional payables transferred to equity             187,777           --             --
    Increase (decrease) in accounts payable                12,854        (13,321)       (37,975)
                                                      -----------    -----------    -----------
       Cash (used) by operating activities             (1,722,571)          --             --
                                                      -----------    -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mining claims                               (72,301)          --             --
  Purchase of vehicles                                   (103,614)          --             --
  Purchase of mining equipment                         (1,319,676)          --             --
  Purchase of other equipment
                                                           (9,996)          --             --
  Purchase of Polaris Coal Company
                                                           (6,500)          --             --
  Proceeds - sale of mining equipment
                                                          247,910           --             --
                                                      -----------    -----------    -----------
       Cash provided (used) by investing activities    (1,264,177)          --             --
                                                      -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable payments                                  (110,130)          --             --
  Proceeds from  sale of common stock and
    warrants, net of registration costs                 3,111,194           --             --
  Purchase of treasury stock                              (14,316)          --             --
                                                      -----------    -----------    -----------

       Cash provided by financing activities            2,986,748           --             --
                                                      -----------    -----------    -----------

Increase (decrease) in cash & cash equivalents               --             --             --

Cash & cash equivalents - beginning of year                  --             --             --
                                                      -----------    -----------    -----------

Cash & cash equivalents - end of year                 $      --      $      --      $      --
                                                      ===========    ===========    ===========


See notes to financial statements                                                        Page 5

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                   (Continued)


Non-Cash Activities
-------------------

Capital transactions
--------------------

     During 1995, the Company issued 2,500,000 shares of common stock as payment for services of $100 to a shareholder (see Note 4).

     During 1994, officers contributed to the Company $108,151 which constituted amounts due to them for past services and $1,250 of which was exchanged for 47,500,000 shares of common stock. Also during 1994, the Company unilaterally eliminated principal and interest payable of $142,012 and transferred the amount to equity (see Note 4).

Mining claims
-------------

     In 1983, the Company acquired claims valued at approximately $2,000,000 from certain stockholders in exchange for debt and common stock. In 1984, the claims were returned and the debt terminated. The common stock issued (525,000 shares) was retained by the stockholders.

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



See notes to financial statements                                         Page 6

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,153,262 since inception. At December 31, 1996, liabilities exceeded assets by $12,855. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statue of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and a favorable final outcome regarding the elimination of debts.

     Property and equipment
     ----------------------

     Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993 all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at December 31, 1996 and 1995 has been fully depreciated.

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)

Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

     Statement of cash flows
     -----------------------

     For statement of cash flows purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

     Net income (loss) per common share
     -------------------------

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

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)

Note 2 -  Accounts Payable (continued)

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

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)

Note 4 - Stockholders' Equity

     The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of December 31, 1996, no shares of preferred stock have been issued.

     The Company has been in the development stage since its inception in 1983 and the stockholders' equity (deficit) transactions from inception through December 31, 1994 are summarized in the schedule below. The transactions from inception through December 31, 1985 have been audited by other auditors. The transactions from January 1, 1986 to December 31, 1992 have not been audited.


                                               Common Stock
                                       ---------------------------------          Cumulative
                                       Shares                 Amount               (Deficit)
                                       ------                 ------              -----------

Initial stockholder private
  placements for cash                  329,167              $    492,500          $         --
Issuance of common stock
  for mining claims                    525,000                   380,000                    --
Public offering, net of offering
  costs                                750,000                 2,490,594                    --
Issuance of common stock warrants          --                        100                    --
Retirement of treasury stock            (6,250)                  (14,316)                   --
Issuance of common stock for
  Polaris Coal Company                 750,000                   293,500                    --
Net (losses) Inception to
  December 31, 1985                        --                        --              (2,945,073)
                                    ----------               -----------           ------------
Balances,
  December 31, 1985 (Audited by
    predecessor auditors)            2,348,317                 3,642,378             (2,945,073)

Issuance of common stock
  for cash                             128,000                   128,000                    --
Services contributed by
  shareholders                             --                     20,000                    --
Net (losses), January 1, 1986
  to December 31, 1992                     --                        --              (1,511,274)
                                   -----------               -----------            -----------
Balances,
  December 31, 1992 (Unaudited)      2,476,317                 3,790,378             (4,456,347)
                                   -----------               -----------            -----------


                                             (Schedule continues)


                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)

Note 4 - Stockholders' Equity (Continued)

                                               Common Stock
                                       ---------------------------------          Cumulative
                                       Shares                 Amount               (Deficit)
                                       ------                 ------              -----------

Services contributed by
  shareholders                            --                  40,000                     --
Involuntary conversion of
  shareholders' debt                      --                 142,012                     --
Debt forgiven by shareholders             --                 106,901                     --
Stock issued shareholders
  in exchange for debt at
  $.00003 per share                    47,500,000              1,250                     --
Net income, January 1, 1993
  to December 31, 1994                    --                     --                   311,655
                                      -----------          ---------                ---------
Balances,
  December 31, 1994 (Audited           49,976,317         $4,080,541              $(4,144,692)
                                       ==========         ==========              ===========



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

     The Company's officers contributed management services valued at $5,000 and $18,200 during 1996 and 1995, respectively. During 1995, the Board of Directors approved issuing 2,500,000 shares of common for $100 of services to One Capital Corporation ("One Capital"). During 1994, The President waived $62,618 owed to him for past services rendered in exchange for 28,500,000 shares of common stock for which $750 was deemed consideration. During 1994, the Vice President waived $45,532 owed to him for past services rendered in exchange for 19,000,000 shares of common stock for which $500 was deemed consideration. These transactions were authorized by the Board of Directors and the amounts were credited to stockholders' equity (deficit).

     Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a major shareholder, to equity (see Note 3). The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

     During 1996 and 1995, the Company's President and Shareholder paid operating expenses and creditors $30,803 and $5,764, respectively and contributed those amounts to the Company.

                      LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995
                                  (CONTINUED)


Note 5  - Income Taxes

     At December 31, 1996, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,635,000 (expiring in the years 1998 to 2011). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

     Deferred tax assets (liabilities) at December 31, 1996 and 1995 are as follows:

                                                        1996           1995
                                                        ----           ----
         Deferred tax assets due to:
           Payables                                  $    5,000      $   10,182
           Net operating loss carry-forward           1,414,372       1,407,844
                                                      ---------       ---------
                                                      1,419,372       1,418,026
         Valuation allowance for deferred
           tax assets                                (1,419,372)     (1,418,026)
                                                     ----------      ----------

            Net deferred tax asset                   $       --      $       --
                                                     ==========      ==========

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

     There were no income tax expenses or benefits for the years ended December 31, 1996 and 1995.

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