Form 10QSB
period 1997-03-31
LEESBURG LAND & MINING INC
filed 1997-06-04
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



For Quarter Ended                                    Commission File Number
March 31, 1997                                                0-12139


                       Leesburg Land and Mining Co., Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Colorado                                 82-0379959
     ----------------------                     ------------------
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

                             Yes   X       No
                                 -----        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at May 29, 1997
-----                                       ---------------------------

Common stock                                         52,476,317
No par value


                          LEESBURG LAND AND MINING CO., INC.
                            (A Development Stage Company)


                                  BALANCE SHEET


                                                             March 31,     December 31,
                                                               1997            1996
                                                           -----------     ------------
                                                            (unaudited)      (audited)
Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                                   $    20,818    $    20,818
  Less: accumulated depreciation                                (20,818)       (20,818)

Total Property and Equipment                                $         0    $         0
                                                            -----------    -----------

TOTAL ASSETS                                                $         0    $         0
                                                            ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                                   $    14,714    $    12,855

Total current liabilities                                   $    14,714         12,855
                                                            -----------    -----------

Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares of no
par value authorized, none issued
Common stock, no par value; authorized,
100,000,000 shares Issued and outstanding                     4,140,407      4,140,407
52,476,317 shares at March 31, 1997 and
December 31, 1996

Accumulated (deficit) during the development                 (4,155,121)    (4,153,262)
stage
                                                            -----------    -----------

Total Stockholders' equity                                      (32,511)       (12,855)
                                                            -----------    -----------

TOTAL LIABILITIES & STOCKHOLDERS'                           $         0    $         0
EQUITY
                                                            ===========    ===========

The accompanying notes are an integral part of the financial statements.


                                        LEESBURG LAND & MINING CO., INC.
                                           (A Development Stage Company)


                                              STATEMENT OF OPERATIONS
                                                    (unaudited)

                                             Cumulative During     Three months ended     Three months ended
                                             Development Stage       March 31, 1997          March 31, 1996
                                             -----------------     ------------------     ------------------
                                                                      (Unaudited)            (Unaudited)
REVENUE:

  Interest Income                             $     92,753                 --                    --

  Geo contract                                      90,000                 --                    --

  Equipment rental income                           13,500                 --                    --

  Miscellaneous income                              14,014                 --                    --
                                              ------------        ------------           ------------

TOTAL REVENUES                                     210,267                 --                    --


EXPENSES:

  Exploration costs                                867,048                 --                    --

  General & administrative                       1,227,530               1,859                    287

  Interest expense                                 426,467                --                     --

  Depreciation expenses                            790,967                --                     --

  Abandonment of claims and leases                 626,637                --                     --

  Loss- sale of mining equipment                   287,173                --                     --

  Loss - sale of polaris coal co                   228,000                --                     --

  Write down of mining equipment                   127,664                --                     --

  Bad debts                                        196,985                --                     --

  Services contributed by officers                  83,200                --                     --
                                              ------------        ------------           ------------

TOTAL COSTS & EXPENSES                           4,861,671               1,859                    287
                                              ------------        ------------           ------------

NET INCOME (LOSS) BEFORE                         4,631,404              (1,859)                  (287)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM, Reduction of
payables (Note 2)                                  496,283

NET INCOME (LOSS)                               (4,155,121)             (1,859)          $       (287)
                                              ============        ============           ============

NET INCOME (LOSS) PER SHARE:                          (.46)               --                     --
Income (loss) before extraordinary item                .05
                                              ------------        ------------           ------------

NET INCOME (LOSS)                                     (.41)               --                     --
                                              ------------        ------------           ------------

WEIGHTED AVERAGE NUMBER OF SHARES               10,156,148          52,476,317             52,476,317
OUTSTANDING
                                              ------------        ------------           ------------



The accompanying notes are an integral part of the financial statements.

                          LEESBURG LAND & MINING CO., INC.
                            (A Development Stage Company)
                               STATEMENT OF CASH FLOWS
                                     (unaudited)

                                                 Cumulative During      Three months ended
                                                 Development Stage         March 31, 1997
                                                 -----------------      -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                  $(4,131,068)            $    (1,859)

  Items not requiring cash:                                                        --

  Depreciation                                           790,967                   --

  Contributed services                                    78,487                   --

  (Gain) loss on disposal of mining claims
  and equipment                                        1,040,147                   --

  Other                                                   (5,443)                  --

  Contingency recorded as note payable                    62,386                   --

  Loss on investment in polaris                          228,000                   --

  Additional payables transferred to equity              187,777                   --

 (Increase) decrease in accounts receivable                --                      --

  Increase (decrease) in accounts payable                 26,176                   1,859
                                                     -----------             -----------

  Cash (used) by operating activities                  1,722,571                    --
                                                     -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                              (72,301)                   --

  Purchase of vehicles                                  (103,614)                   --

  Purchase of mining equipment                        (1,319,676)                   --

  Purchase of other equipment                             (9,996)                   --

  Purchase of polaris coal company                        (6,500)                   --

  Proceeds - sale of mining equipment                    247,910                    --
                                                     -----------             -----------

  Cash provided (used) by investing activities         1,264,177                    --
                                                     -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                                (110,130)                   --

  Proceeds from sale of common stock and warrants,     3,111,194                    --
  net of registration costs

  Purchase of treasury stock                             (14,316)                   --
                                                     -----------             -----------

  Cash provided by financing activities                2,986,748                    --
                                                     -----------             -----------

Increase (decrease) in cash & cash equivalents              --                      --

Cash & cash equivalents - beginning of year                 --                      --
                                                     -----------             -----------

Cash & cash equivalents - end of year                       --                      --
                                                     ===========             ===========

The accompanying notes are an integral part of the financial statements.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1997 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,155,121 since inception. At March 31, 1997, liabilities exceeded assets by $14,714. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

Property and equipment
----------------------

Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993, all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at March 31, 1997, has been fully depreciated.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1997 (unaudited)


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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1997 (unaudited)

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1997 (unaudited)



Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.
As of March 31, 1997, no shares of preferred stock have been issued.

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


Note 5 - Income Taxes

At March 31, 1997, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1997 (unaudited)


Deferred tax assets (liabilities) at March 31, 1997:

                                                           March 31,
Deferred tax assets due to:                                   1997
                                                           ----------
         Payables                                          $   10,182
         Receivables                                        1,407,844
                                                           ----------
         Net operating loss carry-forward                   1,418,026

Valuation allowance for deferred
tax assets                                                 (1,418,026)

Net deferred tax asset                                      $    -



ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

Results of Operations for quarter ended March 31, 1997 compared to same period in 1996.
--------------------------------------------------------------------------------

     The Company has experienced increased operating expenses for the three month period of $1,859 as compared to $287 for the same period in 1996. The revenues for the period were none in 1996 or 1997. The Company recorded a net loss of ($1,859) for the period. The Company losses on operations will continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

     Loss per share for the 1997 first quarter was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the 1st quarter of 1996.

Liquidity and Capital Resources
-------------------------------

     The Company had no cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

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

                                       LEESBURG LAND & MINING CO., INC.



Date: June 2, 1997                     /S/  ROBERT BEATON
                                      ------------------------------------------
                                       Robert Beaton, President