Form 10QSB
period 1997-06-30
LEESBURG LAND & MINING INC
filed 1997-09-03
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For Quarter Ended             CIK Number:          Commission File Number
        June 30, 1997               0000726166                  0-12139


                       Leesburg Land and Mining Co., Inc.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


                Colorado                               82-0379959
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

                              Yes     X       No
                                   -------       -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                                       Outstanding at August 25, 1997
-----                                       ------------------------------

Common stock                                         52,476,317
No par value

                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                    June 30,      December 31,
                                                      1997           1996
                                                   -----------    ------------
                                                   (unaudited)     (audited)

Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                         $    20,818    $    20,818
  Less: accumulated depreciation                      (20,818)       (20,818)

Total Property and Equipment                      $         0    $         0


                                                  -----------    -----------

TOTAL ASSETS                                      $         0    $         0
                                                  ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                         $    15,704    $    12,855

Total current liabilities                         $    15,704         12,855
                                                  -----------    -----------



Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares of no
par value authorized, none issued Common
stock, no par value; authorized,
100,000,000 shares Issued and outstanding           4,140,407      4,140,407
52,476,317 shares at June 30, 1997 and
December 31, 1996

Accumulated (deficit) during the development       (4,156,111)    (4,153,262)
stage
                                                  -----------    -----------

Total Stockholders' equity                            (33,501)       (12,855)
                                                  -----------    -----------



TOTAL LIABILITIES & STOCKHOLDERS'                 $         0    $         0
EQUITY
                                                  ===========    ===========

The accompanying notes are an integral part of the financial statements.

                                         LEESBURG LAND & MINING CO., INC.
                                           (A Development Stage Company)


                                              STATEMENT OF OPERATIONS
                                                    (unaudited)


                                                                      Three months                     Three months       Six months
                                               Cumulative During             ended     Six months             ended            ended
                                                Development Stage    June 30, 1997     ended June    June 30,  1996    June 30, 1996
                                                                      (Unaudited)       30, 1997       (Unaudited)

REVENUE:

  Interest Income                                   $     92,753             --               --               --              --

  Geo contract                                            90,000             --               --               --              --

  Equipment rental income                                 13,500             --               --               --              --

  Miscellaneous income                                    14,014             --               --               --              --
                                                   -----------------------------------------------    ------------------------------

TOTAL REVENUES                                           210,267             --               --               --              --


EXPENSES:

  Exploration costs                                      867,048             --               --               --              --

  General & administrative                             1,227,530              990            2,849                0             287

  Interest expense                                       426,467             --               --               --              --

  Depreciation expenses                                  790,967             --               --               --              --

  Abandonment of claims and leases                       626,637             --               --               --              --

  Loss- sale of mining equipment                         287,173             --               --               --              --

  Loss - sale of Polaris Coal Co.                        228,000             --               --               --              --

  Write down of mining equipment                         127,664             --               --               --              --

  Bad debts                                              196,985             --               --               --              --

  Services contributed by officers                        83,200             --               --               --              --
                                                     ---------------------------------------------     -----------------------------

TOTAL COSTS & EXPENSES                                 4,861,671              990            2,849                0             287
                                                     ---------------------------------------------     -----------------------------

NET INCOME (LOSS) BEFORE                               4,631,404             (990)          (2,849)               0            (287)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM, Reduction of                         496,283             --               --               --              --
payables (Note 2)

NET INCOME (LOSS)                                     (4,155,121)            (990)          (2,849)    $          0    $       (287)
                                                     =============================================     =============================

NET INCOME (LOSS) PER SHARE:                                (.46)           (.001)           (.001)            --              --
Income (loss) before extraordinary item                                                                                         .05
                                                     ---------------------------------------------     -----------------------------

NET INCOME (LOSS)                                           (.41)           (.001)           (.001)            --              --
                                                     ---------------------------------------------     -----------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                     10,156,148       52,476,317       52,476,317       52,476,317      52,476,317
OUTSTANDING                                          ---------------------------------------------     -----------------------------

The accompanying notes are an integral part of the financial statements.

                                                  LEESBURG LAND & MINING CO., INC.
                                                    (A Development Stage Company)
                                                       STATEMENT OF CASH FLOWS
                                                             (unaudited)

                                            Cumulative During          Six Months            Three months ended
                                            Development Stage          ended June 30, 1997   June 30, 1997
                                            -----------------          -------------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                $(4,131,068)         $    (2,849)         $      (990)

  Items not requiring cash:                               --                   --

  Depreciation                                         790,967                 --                   --

  Contributed services                                  78,487                 --                   --

  (Gain) loss on disposal of
      mining claims and equipment                    1,040,147                 --                   --

  Other                                                 (5,443)                --                   --

  Contingency recorded as note payable                  62,386                 --                   --

  Loss on investment in polaris                        228,000                 --                   --

  Additional payables transferred to equity            187,777                                  --                   --

  (Increase) decrease in accounts receivable              --                   --                   --

  Increase (decrease) in accounts payable               26,176               (2,849)                (990)
                                                   -----------          -----------          -----------

  Cash (used) by operating activities                1,722,571                 --                   --
                                                   -----------          -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                            (72,301)                --                   --

  Purchase of vehicles                                (103,614)                --                   --

  Purchase of mining equipment                      (1,319,676)                --                   --

  Purchase of other equipment                           (9,996)                --                   --

  Purchase of polaris coal company                      (6,500)                --                   --

  Proceeds - sale of mining equipment                  247,910                 --                   --
                                                   -----------          -----------          -----------

  Cash provided (used) by investing activities       1,264,177                 --                   --
                                                   -----------          -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                              (110,130)                --                   --

  Proceeds from sale of common stock and             3,111,194                 --                   --
   warrants, net of registration costs

  Purchase of treasury stock                           (14,316)                --                   --
                                                   -----------          -----------          -----------

  Cash provided by financing activities              2,986,748                 --                   --
                                                   -----------          -----------          -----------

Increase (decrease) in cash & cash equivalents            --                   --                   --

Cash & cash equivalents - beginning of year               --                   --                   --
                                                   -----------          -----------          -----------

Cash & cash equivalents - end of year                     --                   --                   --
                                                   ===========          ===========          ===========

The accompanying notes are an integral part of the financial statements.


                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1997 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,155,121 since inception. At June 30, 1997, liabilities exceeded assets by $15,704. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

Property and equipment
----------------------

Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993, all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at June 30, 1997, has been fully depreciated.

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1997 (unaudited)


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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1997 (unaudited)

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1997 (unaudited)



Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.
As of June 30, 1997, no shares of preferred stock have been issued.

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


Note 5 - Income Taxes

At June 30, 1997, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1997 (unaudited)


Deferred tax assets (liabilities) at June 30, 1997:

                                                         June 30,
Deferred tax assets due to:                                1997
                                                        ----------
         Payables                                       $   10,182
         Receivables                                     1,407,844
                                                        ----------
         Net operating loss carry-forward                1,418,026

Valuation allowance for deferred
tax assets                                              (1,418,026)

Net deferred tax asset                                  $    --



ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results
of Operations.
--------------------------------------------------------------------------------

Results of Operations for quarter ended June 30, 1997 compared to same period in 1996.
--------------------------------------------------------------------------------


     The Company has no operations or revenues.

     The Company has experienced general and administrative expenses for the three month period of $990 as compared to $0 for the same period in 1996. The revenues for the period were none in 1996 or 1997. The Company recorded a net loss of ($990) for the period. The Company losses will continue until operations and revenues can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

     Loss per share for the 1997 second quarter was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the second quarter of 1996.

     Results of Operations for six month periods ended June 30, 1997, compared to same period in 1996
--------------------------------------------------------------------------------

     In the six month period ended June 30, 1996, the Company had no operations or revenues.

     The Company incurred general and administrative expenses for the 6 month period in 1996 of $287 and $2,849 in 1997. Increased expenses were due to public company reporting requirements.

The Company recorded a net loss of ($287) for the period in 1996 and ($2,849) in the period in 1997 for the six month period which on a per share basis, is less than $.001 loss per share in each period.

     It should be anticipated that increased expenses and net losses will continue for the foreseeable future, as the company seeks acquisition or merger candidates.

Liquidity and Capital Resources
-------------------------------

     The Company had no cash capital at the end of the period. The Company will be forced to either borrow monies or make private placements of stock in order to fund any operations continuance. No assurance exists as to the ability to achieve loans, or make private placements of stock.

                           PART II - OTHER INFORMATION
                           ---------------------------

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


                                         LEESBURG LAND & MINING CO., INC.



Date: August 28, 1997                     /s/ Robert M. Beaton
                                         ---------------------
                                         Robert M. Beaton, President