Form 10QSB
period 1997-09-30
LEESBURG LAND & MINING INC
filed 1997-12-03
CIK 726166

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                          FORM 10-QSB

         Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For Quarter Ended        CIK Number:    Commission File Number
          September 30, 1997       0000726166          0-12139

               Leesburg Land and Mining Co., Inc.
     (Exact name of registrant as specified in its charter)

               Colorado              82-0379959
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

                         Yes  X       No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class                         Outstanding at November 20, 1997

Common stock                  52,476,317
No par value

               LEESBURG LAND AND MINING CO., INC.
                 (A Development Stage Company)


                         BALANCE SHEET


                                         September 30,   December 31,
                                         1997            1996
                                         (unaudited)     (audited)
Assets:

PROPERTY AND EQUIPMENT
 Vehicle                                 $20,818          $20,818
 Less: accumulated depreciation         (20,818)         (20,818)
Total Property and Equipment                  $0               $0


TOTAL ASSETS                                  $0               $0

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                $18,004          $12,855

Total current liabilities                $18,004          $12,855

Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares
of no par value authorized, none
issued
Common stock, no par value;            4,140,407        4,140,407
authorized, 100,000,000 shares
Issued and outstanding 52,476,317
shares at September 30, 1997 and
December 31, 1996

Accumulated (deficit) during the     (4,158,411)      (4,153,262)
development stage

Total Stockholders' equity              (18,004)         (12,855)

TOTAL LIABILITIES & STOCKHOLDERS'             $0               $0
EQUITY

The accompanying notes are an integral part of the financial statements.



                LEESBURG LAND & MINING CO., INC.
                 (A Development Stage Company)


                    STATEMENT OF OPERATIONS
                          (unaudited)

                   Cumulative    Three       Nine        Three       Nine
                   During        months      months      months      months
                   Development   ended       ended       ended       ended
                   Stage         Sept.30,    Sept. 30,   Sept. 30    Sept.30,
                                 1997        1997        1996        1996
                                 (un-                    (un-
                                 audited)                audited)

REVENUE:

  Interest Income     $92,753            -          -           -          -

  Geo contract         90,000            -          -           -          -

  Equipment rental     13,500            -          -           -          -
  income

  Miscellaneous        14,014            -          -         200        200
  income

TOTAL REVENUES        210,267            -          -         200        200


EXPENSES:
  Exploration costs   867,048            -          -           -          -

  General &         1,227,530        2,300      5,149       7,235      7,522
  administrative

  Interest expense    426,467            -          -           -          -

  Depreciation        790,967            -          -           -          -
  expenses

  Abandonment of      626,637            -          -           -          -
  claims and
  leases

  Loss- sale of       287,173            -          -           -          -
  mining equipment

  Loss - sale of      228,000            -          -           -          -
  Polaris Coal Co.

  Write down of       127,664            -          -           -          -
  mining equipment

  Bad debts           196,985            -          -           -          -

  Services             83,200            -          -           -          -
  contributed by
  officers


TOTAL COSTS &       4,861,671        2,300      5,149       7,235      7,522
EXPENSES

NET INCOME (LOSS)   4,631,404      (2,300)    (5,149)     (7,035)    (7,322)

ITEM

EXTRAORDINARY         496,283            -          -           -          -
ITEMS,
Reduction of
payables (Note 2)

NET INCOME (LOSS) (4,155,121)      (2,300)    (5,149)     (7,035)    (7,322)

NET INCOME (LOSS)       (.46)            -          -           -          -
PER SHARE:                .05
Income (loss)
before
extraordinary item

NET INCOME (LOSS)       (.41)            -          -           -          -

WEIGHTED AVERAGE   10,156,148   52,476,317 52,476,317  52,476,317 52,476,317
NUMBER OF SHARES
OUTSTANDING


The accompanying notes are an integral part of the financial statements.




                     LEESBURG LAND & MINING CO., INC.
                      (A Development Stage Company)
                         STATEMENT OF CASH FLOWS
                               (unaudited)
                      Cumulative During       Nine Months     Three months
                      Development Stage       ended Sept.     ended Sept.
                                              30, 1997        30, 1997


CASH FLOWS FROM
OPERATING ACTIVITIES:

 Net income (loss)         $(4,131,068)          $(5,149)         $(2,300)

 Items not requiring                                    -                -
 cash:

 Depreciation                   790,967                 -                -

 Contributed services            78,487                 -                -

 (Gain) loss on               1,040,147                 -                -
 disposal of mining
 claims and equipment

 Other                          (5,443)                 -                -

 Contingency recorded            62,386                 -                -
 as note payable

 Loss on investment             228,000                 -                -
 in polaris

 Additional payables            187,777                 -                -
 transferred to equity

 (Increase) decrease                  -                 -                -
 in accounts receivable

 Increase (decrease)             26,176           (5,149)          (2,300)
 in accounts payable

 Cash (used) by               1,722,571                 -                -
 operating activities

CASH FLOWS FROM
INVESTING ACTIVITIES:

 Purchase of mining            (72,301)                 -                -
 claims

 Purchase of vechicles        (103,614)                 -                -

 Purchase of mining         (1,319,676)                 -                -
 equipment

 Purchase of other              (9,996)                 -                -
 equipment

 Purchase of polaris            (6,500)                 -                -
 coal company

 Proceeds - sale of             247,910                 -                -
 mining equipment

 Cash provided                1,264,177                 -                -
 (used) by investing
 activities

CASH FLOWS FROM
FINANCING ACTIVITIES:

 Notes payable payments       (110,130)                 -                -

 Proceeds from sale           3,111,194                 -                -
 of common stock and
 warrants, net of
 registration costs

 Purchase of                   (14,316)                 -                -
 treasury stock

 Cash provided by             2,986,748                 -                -
 financing activities

 Increase (decrease)                  -                 -                -
 in cash & cash
 equivalents

 Cash & cash                          -                 -                -
 equivalents -
 beginning of year

 Cash & cash                          -                 -                -
 equivalents - end of
 year

  The   accompanying  notes  are  an  integral  part  of  the  financial statements.

                   LEESBURG LAND & MINING CO., INC.
                    (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS
                    September 30, 1997 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company
has incurred cumulative net losses of $4,155,121 since inception.   At
September 30, 1997, liabilities exceeded assets by $15,704. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

Property and equipment

Property and equipment are stated at cost and depreciated on a straight line basis over the estimated useful lives of the asset (10 years for mining equipment, 4-7 years for vehicles and 5-10 years for furniture and fixtures). Maintenance and repairs are expenses as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income. As of December 31, 1993, all of the mining equipment had been sold and the costs and accumulated depreciation had been written off against the sales price. The remaining asset on the balance sheet at September 30, 1997, has been fully depreciated.

                   LEESBURG LAND & MINING CO., INC.
                    (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS, CONT.
                    September 30, 1997 (unaudited)


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

                   LEESBURG LAND & MINING CO., INC.
                    (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS, CONT.
                    September 30, 1997 (unaudited)

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

                   LEESBURG LAND & MINING CO., INC.
                    (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS, CONT.
                    September 30, 1997 (unaudited)

certainty at this time.

Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1997, no shares of preferred stock have been issued.

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


Note 5 - Income Taxes

At September 30, 1997, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

                   LEESBURG LAND & MINING CO., INC.
                    (A Development Stage Company)

                 NOTES TO FINANCIAL STATEMENTS, CONT.
                    September 30, 1997 (unaudited)


Deferred tax assets (liabilities) at September 30, 1997:

                                        September 30,
Deferred tax assets due to:             1997
     Payables                           $   10,182
     Receivables                         1,407,844
     Net operating loss carry-forward    1,418,026

Valuation allowance for deferred
tax assets                             (1,418,026)

Net deferred tax asset                 $    -



ITEM 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations.

Results of Operations for quarter ended September 30, 1997 compared to same period in 1996.

      The Company has had no operations or revenues in the period in 1997 and in 1996, had $200 in Miscellaneous income.

      The Company has experienced general and administrative expenses for the three month period of $2,300 as compared to $7,235 for the same period in 1996. The Company recorded a net loss of ($2,300) for the period in 1997 and a net loss of ($7,035) in the period in 1996. The Company losses will continue until operations and revenues can be achieved. While the Company is seeking capital sources for investment, there is no assurance that sources can be found.

      Loss per share for the 1997 third quarter was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the third quarter of 1996.

      Results of Operations for nine month periods ended September 30, 1997, compared to same period in 1996

      In the nine month period ended September 30, 1997, the Company had no operations or revenues. In the same period in 1996, the Company had $200 in miscellaneous revenue.

      The Company incurred general and administrative expenses for the nine month period in 1997 of $5,149 and $7,522 in 1996. Expenses were primarily due to public company reporting requirements. The Company recorded a net loss of ($7,322) for the nine month period in 1996 and ($2,300) in the same period in 1997 which on a per share basis, is less than $.001 loss per share in each period.

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


                     PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None

ITEM 2.   CHANGES IN SECURITIES

          None

ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5.   OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

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



Date: November 25, 1997        /s/ Robert M. Beaton

                                   Robert M. Beaton, President