Form 10KSB
period 1997-12-31
LEESBURG LAND & MINING INC
filed 1998-06-19
CIK 726166

SECURITIES EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-KSB
                    Annual Report Pursuant to
               the Securities Exchange Act of 1934


               For the fiscal year ended 12-31-97
                 Commission file number 0-12139

                  LEESBURG LAND & MINING, INC.
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

                   Title of each class:  None

  Name of each exchange on which registered:  N/A

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

               ______ Yes     ___X____ No

Aggregate market value of the voting stock held by
non-affiliates of the registrant as of December 31,
1997:  $0

Number of outstanding shares of the registrant's no par value common stock, as of December 31, 1997: 52,476,317.

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

Item 3.   Legal Proceedings

     The Company is a party to no pending legal proceedings, nor is its property subject to such proceedings, at year end 1997.

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

                               1997                High      Low

                               First quarter       *         *
                               Second quarter      *         *
                               Third quarter       *         *
                               Fourth quarter      *         *

                               1996                High      Low

                               First quarter       *         *
                               Second quarter      *         *
                               Third quarter       *         *
                               Fourth quarter      *         *

                               1995                High      Low

                               First quarter       *         *
                               Second quarter      *         *
                               Third quarter       *         *
                               Fourth quarter      *         *
* No quotations reported
                                 4

     The   above  quotations  reflect  inter-
     dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As  of  December  31,  1997, there  were
     1,059  record holders of the Company's
     common Stock.

     The Company has not declared or paid any cash dividends on its common stock and does not anticipate paying dividends for the foreseeable future.

Item 6.   Management's  Discussion  and Analysis   of
          Financial Condition and Results of Operations

          Financial  Condition  and Changes  in Financial
          Condition

1997 Compared to 1996

      No operations were conducted and no revenues
were generated in  the  fiscal  year.   The Company
had $1,277  in  income  from disposal  of  a car.
The Company at year end had no capital, no cash, and no other assets. The Company at year end was totally illiquid and needed cash infusions from shareholders to provide capital, or loans from any sources.

          Results of Operations

1997 Compared to 1996

      During the fiscal year ended December 31, 1997,
the Company incurred  $20,383  in  general and
administrative  expenses,  and accrued  $5,000  for
services of officers.  In 1996  the  Company incurred
$22,481  in  General and Administrative  expenses,
and $5,000  for  services  rendered by  officers.
At  present,  the Company  has  no business income or
operations. Accordingly,  the reported  financial
information herein may not be  indicative  of future
operating  results.   Loss  on  operations  in  1997
was ($19,106) compared to the 1996 loss on operations
($22,481).

1996 Compared to 1995

      During the fiscal year ended December 31, 1996,
the Company incurred $16,781 general and
administrative expenses, and  $5,000 for  services
contributed  by officers.   In  1995  the  Company
incurred  $5,415  in  General  and Administrative
expenses,  and $18,200  for  services  rendered by
officers.   At  present,  the Company  has  no
business income or operations. Accordingly,  the
reported  financial information herein may not be
indicative  of future  operating  results.   Loss  on
operations  in  1996  was ($22,481)  compared to the
1995 loss on operations  ($24,715)  in extraordinary
items of gain on settlement of debt.
                              5

Item 7.   Financial Statements and Supplementary Data

          Please refer to pages F-1 through F-11.

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure

      Holben, Boak, Cooper & Co., formerly CPA's for the Company, resigned as auditor in November, 1997 due to pending dissolution of the firm. Gordon, Hughes & Banks, LLP, CPA's were engaged in November
1997 as auditors for Company.

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

      The audit report by Holben, Boak, Cooper & Co.
for the year ended December 31, 1996, contained an opinion which included a paragraph discussing uncertainties related to continuation of the Registrant as a going concern.

     The decision to change accountants was approved by the Board of Directors as the registrant has no audit committee.

       The   principal  accountants'  reports  on
the financial statements for any of the past two years contained no adverse opinion or a disclaimer of opinion nor was qualified as to uncertainty, audit scope, or accounting principles except for the "going concern" qualification.

                      PART III

Item 9.   Directors  and  Executive  Officers  of the
          Registrant and Compliance with Section 16(a)

 The directors and executive officers of the Company as of December 31, 1997, are as follows:

          Name             Age            Position

Robert Beaton              50        President,Director
James Poulos               71        Vice President, Director
Michael Schranz            55        Secretary, Treasurer, Director

      The term of office of each director and executive officer ends at, or immediately after, the next annual meeting of shareholders of the Company. Except as otherwise indicated, no organization by which any director or officer has been previously employed is an affiliate, parent or subsidiary of the Company.

      Robert Beaton, age 50, received his BA in Business from the University of Alabama in 1970. Mr.
Beaton has acted as President and a director of Leesburg since 1985. He has acted as an independent consultant for mergers and acquisitions by public companies, for his own account since 1988.

      James  Poulos, age 71, acted as a mining
Engineer  for  his career with only informal on the
job training.   He has acted  as an  officer  and
director  of the Company  since  1985.   He  is
otherwise retired.

      Michael  Schranz,  age  55,  obtained  his  B.S.
in  Civil Engineering from Purdue University in 1965
and received  his  MBA at  the  University of Denver
in 1975.  He is a Certified  Public Accountant  in
Colorado.   He has  been  a  Vice  President  and
Director of Registrant since 1988. Mr. Schranz has been a Vice President and Director of One Capital
Corp. from 1982-97 and Vice President  and Director of
Overthrust Resources, Ltd. from  198097.  He has been
Managing Director of Polaris Coal Co., from 198897.

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

      1.    The  following people did not file any
reports under Section 16(a) during the most recent fiscal year:

     a.   Robert Beaton            President and Director
     b.   James Poulos             Secretary and Director
     c.   Michael Schranz          Vice President and Director

     2.   For each person, listed by subparagraph letter above:

Number of late           Number of           Known failures
reports                  transactions not    to file forms
                         reported on a
                         timely basis

a.   none                none                none

b.   none                none                none

c.   1                   none                Annual Form 5 (1997)

Item 10.  Executive Compensation

     The Company accrued a total of $5,000 in compensation to the executive officers as a group for services rendered to the Company in all capacities during the 1996 fiscal year. No one executive officer received, or has accrued for his benefit, in excess of $60,000 for the year. No cash bonuses were or are to be paid to such persons.

      The Company does not have any employee incentive stock option plans.

      There  are  no  plans pursuant to which  cash
or  non-cash compensation was paid or distributed
during the last fiscal year, or  is  proposed to be
paid or distributed in the future, to  the executive
officers of the Company.   No  other compensation
not described above was paid or distributed  during
the  last  fiscal year to the executive officers of
the  Company. There are no compensatory plans or
arrangements, with respect  to any  executive office
of the Company, which result or will result from the
resignation, retirement or any other termination of
such individual's  employment with the Company or
from  a  change  in control   of   the  Company  or
a change in the individual's responsibilities following a change in control.

      SUMMARY COMPENSATION TABLE OF EXECUTIVES
                   Annual Compensation                Awards
Name and     Year   Salary   Bonus  Other Annual  Restricted  Securities
Principal           ($)      ($)    Compensation  Stock       Underlying
Position                            ($)           Award(s)    Options/
                                                  ($)         SARs (#)
Robert       1995   1,800**  0      0             0           0
Beaton,
President    1996   0        0      0             0           0
             1997   0        0      0             0           0

James        1995   3,000**  0      0             0           0
Poulos,
Secretary    1996   0        0      0             0           0
             1997   0        0      0             0           0

Michael      1995   100**    0      0             0           0
Schranz,
Vice
President    1996   0        0      0             0           0
             1997   0        0      0             0           0

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

     Option/SAR Grants Table (None)

     Aggregated Option/SAR Exercises in Last Fiscal
Year an  FYEnd Option/SAR value (None)

     Long Term Incentive Plans - Awards in Last Fiscal Year (None)

      DIRECTOR COMPENSATION FOR LAST FISCAL YEAR

(Except for compensation of Officers who are also
Directors which Compensation is listed in Summary Compensation Table of Executives)

              Cash Compensation             Security Grants

Name              Annual    Meeting  Consulting  Number  Number of
                  Retainer  Fees     Fees/Other  of      Securities
                  Fees ($)  ($)      Fees ($)    Shares  Underlying
                                                 (#)     Options/SARs(#)

A. Director       0         0        0           0       0
Robert Beaton

B. Director       0         0        0           0       0
James Poulos

C. Director       0         0        0           0       0
Michael Schranz

Item 11.  Security   Ownership  of  Certain  Beneficial
          Owners and Management

 The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's no par value common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock.

      Stock        Names and Address    Beneficial    Percent
Title of Class   of Beneficial Owner     Ownership    of Class
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
               Mr. Schranz is an officer,
               director and shareholder

            Security  Ownership  of  Certain  Beneficial Owners   and
            Management (Continued)

      The following table sets forth information, as of December 31, 1997, with respect to the beneficial ownership of the Company's no par value common stock by the directors and officers of the Company, both individually and as a group.

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

Item 12.  Certain  Relationships and Related Transactions-
          None.

                          PART IV

Item 13.  Exhibits and Reports on Form 8-K

          The following documents are filed as part of this report:

          1.    Reports on Form 8-K: October
                31, 1997 and November 12, 1997

          2.    Exhibits:


                         INDEX
                                             Form 10-K
Regulation                                   Consecutive
S-K Number               Exhibit             Page Number

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

27.1        Financial Data Schedule          F-12

                        SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         LEESBURG LAND & MINING, INC.
                         (Registrant)

Date: June 17, 1998

                         /s/Robert M. Beaton
                         Robert M. Beaton, President,
                         Chief Executive Officer


Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         LEESBURG LAND & MINING, INC.
                                   (Registrant)

Date: June 17, 1998

                                   /s/Robert M. Beaton
                                   Robert M. Beaton, Director

                                   /s/Michael Schranz
                                   Michael Schranz, Director

                                   /s/James F. Poulos
                                   James F. Poulos, Director

                  LEESBURG LAND & MINING, INC.

                      FINANCIAL STATEMENTS

                   DECEMBER 31, 1997 AND 1996

                            CONTENTS
                                                                   Page

Independent auditors' report                                       F-1

Financial statements:

  Balance sheets                                                   F-2

  Statements of operations                                         F-3

  Statements of stockholders' equity                               F-4

  Statements of cash flows                                         F-5-F- 6

Notes to financial statements                                      F-7 - F-11

                       INDEPENDENT AUDITORS' REPORT


     Board of Directors
     Leesburg Land & Mining, Inc.
     Golden, Colorado

We have audited the accompanying balance sheet of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flows for the year then ended.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Leesburg Land & Mining, Inc. as of December 31, 1996 were audited by other auditors whose report dated
April 18, 1997, on those statements included an explanatory paragraph that questioned the Company's ability to continue as a going concern as discussed in Note 1 to the financial statements.

We  conducted  our  audit in accordance with
generally  accepted auditing  standards.  Those
standards require that  we  plan  and perform  the
audit to obtain reasonable assurance about  whether
the  financial statements are free of material
misstatement.   An audit  includes  examining, on a
test basis, evidence  supporting the  amounts  and
disclosures in the financial  statements.   An audit
also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Leesburg Land & Mining, Inc. (a development stage company) as of December 31, 1997, and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles.

As described in Note 1 to the financial statements, the accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred cumulative net losses of $4,172,368 since inception. At December 31, 1997, liabilities exceeded assets by $23,536 and the Company had no cash. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of the above uncertainty.

                                       Gordon, Hughes & Banks, LLP

May 12, 1998
Englewood, Colorado

                                                         Page F-1

               LEESBURG LAND AND MINING CO., INC.
                 (A Development Stage Company)
                        BALANCE SHEETS
                  DECEMBER 31, 1997 AND 1996



                                                 1997            1996
ASSETS

PROPERTY AND EQUIPMENT
     Vehicle                                   $         -      $    20,818
     Less:  accumulated depreciation                     -         (20,818)

     TOTAL PROPERTY AND EQUIPMENT                        -                -

TOTAL ASSETS                                   $         -      $         -


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable (Note 2)                 $    23,536      $    12,855
     TOTAL CURRENT LIABILITIES                      23,536           12,855

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, 1,000,000 shares of
        no par value authorized, none issued
     Common stock, no par value;
        authorized, 100,000,000 shares;
          issued and outstanding, 1,749,211      4,148,832        4,140,407
          shares in 1997 and 1996


     Accumulated (deficit) during the
     development stage                         (4,172,368)      (4,153,262)

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)         (23,536)         (12,855)


     TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                     $         -      $         -



See Notes to financial statements                            Page F-2

[CAPTION]

                    LEESBURG LAND AND MINIING CO., INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
    AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1997 (Unaudited)


                                   Cumulative
                                    During
                                   Development
                                    Stage
                                   (Unaudited)         1997         1996

REVENUE:
    Interest income                 $     92,753    $       -    $       -
    Geo contract                          90,000            -            -
    Equipment rental income               13,500            -            -
    Disposal of equipment                 15,291        1,277            -
         TOTAL REVENUES                  211,544        1,277            -

EXPENSES:
    Exploration costs                    867,048            -            -
    General & administrative           1,240,154       14,483       16,781
    Interest expense                     427,367          900          700
    Depreciation expense                 790,967            -            -
    Abandonment of claims and leases     626,637            -            -
    Loss - sale of mining equipment      287,173            -            -
    Loss - sale of Polaris Coal Co.      228,000            -            -
    Write down of mining equipment       127,664            -            -
    Bad debts                            196,985            -            -
    Services contributed by officers      88,200        5,000        5,000

     TOTAL COSTS & EXPENSES            4,880,195       20,383       22,481

     NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM             (4,668,651)     (19,106)     (22,481)

     EXTRAORDINARY ITEM,
      Reduction of payables (Note 2)     496,283            -            -

          NET INCOME (LOSS)         $(4,172,368)    $(19,106)    $(22,481)

     NET INCOME (LOSS) PER SHARE:
          Income (loss) before
               extraordinary item   $    (11.95)        (.01)        (.01)
          Extraordinary item                1.27            -            -

          NET INCOME (LOSS)         $    (10.68)    $   (.01)    $   (.01)

     WEIGHTED AVERAGE NUMBER
          OF SHARES OUTSTANDING          390,704    1,749,211    1,749,211



See Notes to financial statements                            Page F-3

[CAPTION]

                    LEESBURG LAND AND MINING CO., INC.
                       (A Development Stage Company)
               STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                               (See Note 4)


                                                       (Deficit)
                                                      Accumulated
                                                        During
                                                         the
                                                      Development
                                 Shares     Amount      Stage          Total

Balances, December 31, 1995     1,749,211   $4,104,605  $(4,130,781)   $(26,176)
  Management services
   contributed by
   officers/shareholders                -        5,000             -       5,000

  Operating expenses paid
   by officer/shareholder               -       30,802             -      30,802
  Net (loss)                            -            -      (22,481)    (22,481)

Balances, December 31, 1996     1,749,211    4,104,407   (4,153,262)    (12,855)

  Management services
   contributed by officers/
   shareholders                         -        5,000             -       5,000

  Operating expenses paid
   by oficer/shareholder                -        3,425             -       3,425

     Net (loss)                         -            -      (19,106)    (19,106)

Balance, December 31, 1997      1,749,211   $4,148,832  $(4,172,368)   $(23,536)





See Notes to financial statements                            Page F-4

[CAPTION]

                   LEESBURG LAND AND MINING CO., INC.
                     (A Development Stage Company)
                        STATEMENT OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
   AND FROM JUNE 21, 1983 (INCEPTION) TO DECEMBER 31, 1997 (Unaudited)

                                           Cumulative
                                           Since
                                           Inception
                                           (Unaudited)     1997        1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $(4,172,368)   $(19,106)   $(22,481)
  Items not requiring cash:
   Depreciation                                  790,967           -           -
   Contributed services                           88,200       5,000       5,000
   (Gain) loss on disposal of mining claims
    of mining claims and equipment             1,040,147           -           -
   Operating expenses paid by shareholders        39,991       3,425      30,802
   Other                                        (11,206)           -           -
   Contingency recorded as note payable           62,386           -           -
   Loss on investment in
    Polaris Coal Company                         228,000           -           -
   Shareholder payables transfered
    to equity                                    187,777           -           -
   Increase (decrease) in accounts payable        23,535      10,681    (13,321)
      Cash (used) by operating activities    (1,722,571)           -           -

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of mining claims                     (72,301)           -           -
  Purchase of vehicles                         (103,614)           -           -
  Purchase of mining equipment               (1,319,676)           -           -
  Purchase of other equipment                    (9,996)           -           -
  Purchase of Polaris Coal Company               (6,500)           -           -
  Proceeds - sale of mining equipment            247,910           -           -
     Cash provided (used) by investing
      activities                             (1,264,177)           -           -

CASH FLOWS FROM FINANCING ACTIVITIES:
  Note payable payments                        (110,130)           -           -
  Proceeds from sale of common stock and
   warrants, net of registration costs         3,111,194           -           -
  Purchase of treasury stock                    (14,316)           -           -
     Cash provided by financing activities     2,986,748           -           -

Increase (decrease) in cash & cash
   equivalents                                         -           -           -

Cash & cash equivalents - beginning year               -           -           -

Cash & cash equivalents - end of year       $          -   $       -   $       -


See Notes to financial statements                            Page F-5

                    LEESBURG LAND AND MINING CO., INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                (Continued)
     Non-Cash Activities

     Capital transactions

     During 1995, the Company issued of 83,333 shares of common stock for payment of services of $100 to a shareholder (see Note 4).

     During 1994, officers contributed $108,151 to the Company, for amounts due them for past services, $1,250 of which was exchanged for 1,583,333 shares of common stock. Also during 1994, the Company unilaterally eliminated principal and interest payable of $142,012 and transferred the amount to equity (see Note 4).

     Mining claims

     In 1983, the Company acquired claims valued at approximately $2,000,000 from certain stockholders in exchange for debt and common stock. In 1984, the claims were returned and the debt terminated. The common stock (17,500 shares) was retained by the stockholders.

     Polaris Resources, Inc.

     In 1985, the Company acquired all of the outstanding common stock of Polaris Coal Company ("Polaris") in exchange for 25,000 shares of its common stock (valued at $293,500), assumption of $1,200,000 of Polaris debt and $6,500 in cash. Later in 1985, the Company sold the stock of Polaris back to the seller in exchange for cancellation of the $1,200,000 debt and forgiveness of $53,000 in interest. The Company's common stock was retained by the original seller and the Company realized a loss of $228,000 on the sale.


                                                              Page F-6

                LEESBURG LAND AND MINING CO., INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996



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

      In 1987, the Company filed for a Chapter 11 bankruptcy, but voluntarily withdrew the filing in 1988. Since 1988, the Company has disposed of all its claims, property and equipment. In addition, the Company has been eliminating its debt (Notes 2 and 3) and seeking a private company with which to merge. No such company has been identified or found.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,172,368 since inception. At December 31, 1997, liabilities exceeded assets by $23,536. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statue of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and a favorable final outcome regarding the elimination of debts.

      Property and equipment

      Property and equipment has been stated at cost and depreciated on a straight line basis over the estimated useful lives of the assets (4-7 years for vehicles). Maintenance and repairs are expensed as incurred. When assets are sold or retired, the cost and related accumulated depreciation is removed from the accounts and the resulting gain or loss is included as income.

      Statement of cash flows

      For statement of cash flows purposes, the Company considers short-term investments with original maturities of three months or less to be cash equivalents.

                                                           Page F-7

                LEESBURG LAND AND MINING CO., INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996
                          (Continued)

Note 1 - Operations and Summary of Significant Accounting Principles (Continued)

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

      Reverse Stock Split

      Effective March 31, 1998, the Company approved a one for thirty reverse stock split of all outstanding common shares. All share amounts and (losses) per share amounts have been retroactively restated for the reverse stock split.

Note 2 - Accounts Payable

      Since 1993, the Company has eliminated a substantial amount of its accounts payable and reported $457,657 as an extraordinary gain. The Company, based on the advice of its legal counsel, determined that the claims of these creditors were outside the time limitations of the statutes of the States of Colorado and Nevada for causes of action most likely to be pled by such creditors.

      In late 1994, the Company reopened negotiations with Halliburton, a creditor. The Company and Halliburton agreed to a settlement of approximately $14,000 in early 1995. In 1995, the Company recognized $38,626, the amount of debt forgiven by Halliburton, as extraordinary income. In January 1996, the Company settled its debt to Halliburton by paying $14,000.

Note 3 - Notes Payable

      In 1986, the Company sold 4,267 shares of its common stock to Rio Delta Land Company ("Rio Delta"). The Company planned to work in a venture with Rio Delta to develop a mining property. However, in 1987, after expending approximately $70,000 on the project, the Company terminated the venture with Rio Delta and agreed to pay Rio Delta approximately $60,000 plus interest in exchange for return of the common stock issued to Rio Delta. The Company never received its stock from Rio Delta but nonetheless maintained the debt on its books until 1994 when it was reclassified to equity.

                                                          Page F- 8

[CAPTION]

                LEESBURG LAND AND MINING CO., INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                     DECEMBER 31, 1997 AND 1996
                           (Continued)

Note 4 -   Stockholders' Equity

      The   Company  amended  its  Articles  of  Incorporation   to
      authorize  the  issuance of 33,333 shares of preferred  stock with  no  par value.  The preferred stock may be issued  from time  to time with such designation, rights, preferences  and limitations  as  the  Board  of Directors  may  determine  by resolution.  As of December 31, 1997, no shares of  preferred stock have been issued.

      The Company has been in the development stage since its inception in 1983 and the stockholders' equity transactions from inception through December 31, 1995 are summarized in the schedule below. The transactions from inception through December 31, 1985 and from January 1, 1993 to December 31,
      1995 have been audited by other auditors. The transactions from January 1, 1986 to December 31, 1992 have not been audited.


                                         Common Stock        Cumulative
                                      Shares      Amount     (Deficit)
      Initial stockholder private
        placements for cash           10,972    $  492,500    $          -
      Issuance of common stock
        for mining claims             17,500       380,000               -
      Public offering, net  of
        offering costs                25,000     2,490,594               -
      Issuance of common stock
        Warrants                           -           100               -
      Retirement of treasury stock     (208)      (14,316)               -
      Issuance of common stock for
        Polaris Coal Company          25,013       293,500               -
      Net  (losses)  Inception to
        December 31, 1985                  -             -     (2,945,073)
      Balances,
        December 31,  1985
          (Audited by
          predecessor auditors)       78,277     3,642,378     (2,945,073)

      Issuance of common stock
        for cash                       4,267       128,000               -
      Services contributed by
        Shareholders                       -        20,000               -
      Net (losses), January 1, 1986
        to  December  31, 1992             -             -     (1,511,274)
      Balances,
        December 31,  1992 Unaudited  82,544     3,790,378    $(4,456,347)

                        (Schedules continues)
                                                           Page F-9


[CAPTION]

                LEESBURG LAND AND MINING CO., INC.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996
                          (Continued)

Note 4 -   Stockholders' Equity (Continued)

                                            Common Stock        Cumulative
                                         Shares      Amount     (Deficit)
       Services contributed by
         Shareholders                          -      58,200             -
       Expenses paid by shareholder            -       5,764             -
       Involuntary  conversion of
         Shareholders' debt                    -     142,012             -
       Debt forgiven by shareholders           -     106,901             -
       Stock issued shareholders
         in exchange for debt at
         $.00004 per share             1,666,667       1,350             -
       Net income, January 1, 1993
         to December 31, 1995                  -           -       325,566
       Balances,
         December 31, 1995 (Audited)   1,749,211  $4,104,605  $(4,130,781)


      During  1995, the Board of Directors approved issuing  83,333 shares  of  common  for $100 of services to  One  Capital,  a shareholder.  During 1994, The President waived $62,618  owed to  him  for  past services rendered in exchange for  950,000
      shares   of   common  stock  for  which   $750   was   deemed
      consideration.   During  1994,  the  Vice  President   waived
      $45,532  owed to him for past services rendered  in  exchange for  633,334 shares of common stock for which $500 was deemed
      consideration.   These transactions were  authorized  by  the
      Board   of  Directors  and  the  amounts  were  credited   to
      stockholders' equity.

      Also during 1994, the Company unilaterally transferred the debt and accrued interest owed to Rio Delta, a shareholder, to equity. The principal and interest totaled $142,012 and was transferred after the time period for the statute of limitations expired.

      During   1997   and   1996,  the  Company's   President   and
      Shareholder paid operating expenses and creditors $3,425  and
      $30,802, respectively, and contributed those amounts  to  the
      Company.

                                                          Page F-10

                LEESBURG LAND AND MINING CO., INC.
                  (A Development Stage Company)
                  NOTES TO FINANCIAL STATEMENTS
                    DECEMBER 31, 1997 AND 1996
                          (Continued)

Note 5 - Income Taxes

      At  December  31, 1997, the Company has a net operating  loss
      (NOL) carry-forward for tax purposes of approximately $3,659,000 (expiring in the years 1998 to 2011). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

      Deferred tax assets (liabilities) at December 31, 1997 and 1996 are as follows:

                                                1997          1996
      Deferred tax assets due to:
        Payables                           $      3,530         5,000
        Net operating loss carry-forward      1,406,406     1,414,372
                                              1,409,936     1,414,372
      Valuation allowance for deferred
         tax assets                         (1,409,936)   (1,419,372)

             Net deferred tax asset        $          -  $         -


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

      There were no income tax expenses or benefits for the years ended December 31, 1997 and 1996.

Note 6 - Related Party Transactions

      The Company utilizes office space provided free by the President and shareholder. In addition, the officers have contributed management services to the Company without compensation (Note 4). In 1994, the Company's officers contributed past amounts owed to them in exchange for a substantial number of shares of the Company's common stock (Note 4).


Note 7 - Subsequent Event

      On March 11, 1998, the shareholders approved a one for thirty reverse stock split (effective March 31, 1998) and to redomicile the corporation from Colorado to Nevada.



                                                      Page F-11