Form 10QSB
period 1998-03-31
LEESBURG LAND & MINING INC
filed 1998-08-04
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
---------------------                             ---------------------------
March 31, 1998                                                0-12139


                       LEESBURG LAND AND MINING CO., INC.
             (Exact name of registrant as specified in its charter)


         COLORADO                            82-0379959
     ---------------------------             -----------------------
     (State of incorporation)                (I.R.S. Employer
                                             Identification No.)

               c/o 10200 W. 44th Ave., #400, Wheat Ridge, CO 80033
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                            Yes  X       No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                       OUTSTANDING AT MARCH 31, 1998
---------------------                       -------------------------------
Common stock                                         1,749,211
No par value




                       LEESBURG LAND AND MINING CO., INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                             March 31,              December 31,
                                             1998                   1997
                                             (unaudited)             (audited)
                                             -----------------   ---------------
Assets:
PROPERTY AND EQUIPMENT
  Vehicle                                             $0                     $0
  Less: accumulated depreciation                       0                      0

Total Property and Equipment                          $0                      0


                                      ------------------         ---------------

TOTAL ASSETS                                          $0                     $0
                                      ==================         ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable (Note 2)                        $23,802                $23,356

Total current liabilities                        $23,802                $23,356
                                      ------------------         ---------------



STOCKHOLDER'S EQUITY (DEFICIT):

Preferred stock, 1,000,000 shares
of no par value authorized, none issued Common
stock, no par value; authorized,
100,000,000 shares: Issued and outstanding    4,148,832               4,148,832
1,749,211 shares at March 31, 1998 and
December 31, 1996 (adjusted for 1 for 30
reverse split)

Accumulated (deficit) during the development (4,172,634)             (4,172,368)
stage
                                       -----------------      -----------------

Total Stockholders' equity                      (32,511)                (23,536)
                                       -----------------      -----------------



TOTAL LIABILITIES & STOCKHOLDERS'                    $0                      $0
EQUITY
                                       =================      ==================

    The accompanying notes are an integral part of the financial statements.





                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)

                                  Three months ended          Three months ended
                                  March 31, 1998              March 31, 1997
                                  (Unaudited)                 (Unaudited)
                                  ------------------          ------------------
REVENUE:
  Interest Income                                -                           -

  Geo contract                                   -                           -

  Equipment rental income                        -                           -

  Miscellaneous income                           -                           -
                                 --------------------        -------------------

TOTAL REVENUES                                   -                           -



EXPENSES:

  Exploration costs                              -                           -

  General & administrative                     266                       1,859

  Interest expense                               -                           -

  Depreciation expenses                          -                           -

  Abandonment of claims and leases               -                           -

  Loss- sale of mining equipment                 -                           -

  Loss - sale of polaris coal co.                -                           -

  Write down of mining equipment                 -                           -

  Bad debts                                      -                           -

  Services contributed by officers               -                           -
                                          --------------------------------------



TOTAL COSTS & EXPENSES                         266                       1,859
                                          --------------------------------------

NET INCOME (LOSS) BEFORE                      (266)                     (1,859)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM, Reduction of payables
(Note 2)

NET INCOME (LOSS)                            $(266)                    $(1,859)
                                           =====================================

NET INCOME (LOSS) PER SHARE:                     -                           -
Income (loss) before extraordinary item
                                           -------------------------------------

NET INCOME (LOSS)                                -                           -
                                           -------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES        1,749,211                   1,749,211
OUTSTANDING
                                           -------------------------------------

    The accompanying notes are an integral part of the financial statements.






                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                        Three Months             Three Months
                                        Ended                    Ended
                                        March 31, 1998           March 31, 1997
                                        -----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                              $(266)                 $(1,859)

  Items not requiring cash:                          -                      -

  Depreciation                                       -                      -

  Contributed services                               -                      -

  (Gain) loss on disposal of mining
  claims and equipment                               -                      -

  Other                                              -                      -

  Contingency recorded as note payable               -                      -

  Loss on investment in polaris                      -                      -

  Additional payables transferred to equity          -                      -

  (Increase) decrease in accounts receivable         -                      -

  Increase (decrease) in accounts payable        $(266)                 $(1,859)
                                             -----------------------------------

  Cash (used) by operating activities                -                      -
                                             -----------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                          -                      -

  Purchase of vehicles                               -                      -

  Purchase of mining equipment                       -                      -

  Purchase of other equipment                        -                      -

  Purchase of polaris coal company                   -                      -

  Proceeds - sale of mining equipment                -                      -
                                             -----------------------------------

  Cash provided (used) by investing activities       -                      -
                                             -----------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                             -                      -

  Proceeds from sale of common stock and
  warrants, net of registration costs                -                      -

  Purchase of treasury stock                         -                      -
                                             -----------------------------------

  Cash provided by financing activities              -                      -
                                             -----------------------------------

Increase (decrease) in cash & cash equivalents       -                      -

Cash & cash equivalents - beginning of year          -                      -
                                             -----------------------------------

Cash & cash equivalents - end of year                -                      -
                                             ===================================

    The accompanying notes are an integral part of the financial statements.


                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                           March 31, 1998 (unaudited)

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1998 (unaudited)


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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1998 (unaudited)

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

As of December 31, 1994, the Company, based on the advice of its legal counsel, determined that any claim by Rio Delta, if valid, lies outside the time limitations of the statutes of the limitation of Colorado and Nevada. The Company believes that it would most likely have a defense that would be reasonably based upon fact and law and that the probability of this creditor successfully overcoming such a defense is substantially remote. The statute of limitations is six years on the debt due to Rio Delta, and that limitation expired in December, 1994. As a result of the above determination, on December 31, 1994, the Company wrote off the principal, plus accrued interest and estimated legal expenses, totaling $142,012, to equity. The 4,266 post-reverse split (128,000 pre-reverse split) shares of common stock sold to Rio Delta currently remain issued and outstanding.

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

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1998 (unaudited)



NOTE 4 - STOCKHOLDER'S EQUITY

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.
As of March 31, 1998, no shares of preferred stock have been issued.

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


NOTE 5 - INCOME TAXES

At March 31, 1998, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

                        LEESBURG LAND & MINING CO., INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                           March 31, 1998 (unaudited)


Deferred tax assets (liabilities) at March 31, 1998:

                                                        March 31,
Deferred tax assets due to:                             1998
                                                        ----------
         Payables                                       $   10,182
         Receivables                                     1,407,844
                                                        ----------
         Net operating loss carry-forward                1,418,026

Valuation allowance for deferred
tax assets                                              (1,418,026)

Net deferred tax asset                                  $        -



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR QUARTER ENDED MARCH 31, 1998 COMPARED TO SAME PERIOD IN 1997.

         The Company has experienced decreased operating expenses for the three month period of $266 as compared to $1,859 for the same period in 1997. The revenues for the period were none in 1997 or 1998. The Company recorded a net loss of ($1,859) for the period in 1997 compared to a net loss of $266 in the same period in 1998. The Company losses on operations will continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Loss per share for the 1998 first quarter was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the 1st quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company had no cash capital at the end of the period. The Company will be forced to either borrow against or sell assets or make private placements of stock in order to fund operations continuance. No assurance exists as to the ability to achieve sales of assets or loans against the assets, or make private placements of stock.

                           PART II - OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  None

ITEM 2.           CHANGES IN SECURITIES

                  On March 11, 1998, the shareholders approved a reverse split of up to one for thirty shares issued and outstanding, and subsequently on March 31, 1998, the Board of Directors determined the reverse split at one new share for each thirty shares then issued and outstanding.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

                  None

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On March 11, 1998, at a special meeting of shareholders, the following actions were approved:

                           1. To authorize the Board of Directors to set a ratio for the reverse split (pro-rata reduction of outstanding shares) of the issued and outstanding common shares of the Company, such ratio not to exceed one new share of common stock for 30 each shares of common stock now issued and outstanding, to be determined by March 31, 1998.

                           2. To change the name of the Company at the discretion of the Board of Directors.

                           3.       To authorize and approve  redomiciling   and
                                    reincorporating in Nevada.

                  Amended 14C as filed on February 24, 1998, is incorporated by reference.

ITEM 5.           OTHER INFORMATION

                  On March 11, 1998, the shareholders approved the redomicile of the company to Nevada.

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


                                             LEESBURG LAND & MINING CO., INC.



Date: August 3, 1998                         /s/Robert M. Beaton
                                             ----------------------------------
                                             Robert M. Beaton, President