Form 10QSB
period 1998-06-30
LEESBURG LAND & MINING INC
filed 1998-08-24
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
-------------------                                  ----------------------
June 30, 1998                                        0-12139


                          LEESBURG LAND & MINING, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


                 COLORADO                    82-0379959
          ------------------------           --------------------------
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

                            Yes  X       No   ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

CLASS                                       OUTSTANDING AT JUNE 30, 1998

Common stock                                         1,749,211
No par value



                         LEESBURG LAND AND MINING, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                                       June 30,                      December 31,
                                                                       1998                          1997
                                                                       (unaudited)                   (audited)

Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                                        $0                                  $0
  Less: accumulated depreciation                                 0                                   0

Total Property and Equipment                                     $0                                  0


                                                               ---------------------------         --------------------------

TOTAL ASSETS                                                     $0                                  $0
                                                               ===========================         ==========================

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable (Note 2)                                        $    23,802                          $  23,356

Total current liabilities                                        $    23,802                          $  23,356
                                                               ---------------------------         --------------------------



STOCKHOLDER'S EQUITY (DEFICIT):

Preferred stock, 1,000,000 shares of no par value authorized, none issued Common stock, no par value; authorized,
100,000,000 shares: Issued and outstanding                        4,148,832                           4,148,832
1,749,211 shares at June 30, 1998 and
December 31, 1997

Accumulated (deficit) during the development                     (4,172,634)                         (4,172,368)
stage
                                                               ---------------------------         --------------------------

Total Stockholders' equity                                          (32,511)                            (23,536)
                                                               ---------------------------         --------------------------



TOTAL LIABILITIES & STOCKHOLDERS'                                $0                                  $0
EQUITY
                                                               ===========================         ==========================

    The accompanying notes are an integral part of the financial statements.




                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                                   (unaudited)


                                                     Three months    Six months      Three months    Six months
                                                     ended June 30,  ended June 30,  ended June 30,  ended June 30,
                                                     1998            1998            1997            1997
                                                     (Unaudited)     (Unaudited)     (Unaudited)

REVENUE:

  Interest Income                                    -               -               -               -

  Geo contract                                       -               -               -               -

  Equipment rental income                            -               -               -               -

  Miscellaneous income                               -               -               -               -
                                                   ------------------------------------------------------------------

TOTAL REVENUES                                       -               -               -               -



EXPENSES:

  Exploration costs                                  -               -               -               -

  General & administrative                           0               266             990            2,849

  Interest expense                                   -               -               -               -

  Depreciation expenses                              -               -               -               -

  Abandonment of claims and leases                   -               -               -               -

  Loss- sale of mining equipment                     -               -               -               -

  Loss - sale of polaris coal co.                    -               -               -               -

  Write down of mining equipment                     -               -               -               -

  Bad debts                                          -               -               -               -

  Services contributed by officers                   -               -               -               -
                                                   ------------------------------------------------------------------



TOTAL COSTS & EXPENSES                               $0              $266            990             2,849
                                                   ------------------------------------------------------------------

NET INCOME (LOSS) BEFORE                             0               (266)           (990)          (2,849)
EXTRAORDINARY ITEM

EXTRAORDINARY ITEM, Reduction of payables            -               -               -               -
(Note 2)

NET INCOME (LOSS)                                    $0              $(266)          $(990)         $(2,849)
                                                   ==================================================================

NET INCOME (LOSS) PER SHARE:                         >.000           >(.001)         -               -
Income (loss) before extraordinary item
                                                   ------------------------------------------------------------------

NET INCOME (LOSS)                                    >.000           >(.001)         -               -
                                                   ------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES                    1,749,211       52,476,317      1,749,211       1,749,211
OUTSTANDING
                                                   ------------------------------------------------------------------

    The accompanying notes are an integral part of the financial statements.






                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                    Six months            Six months
                                                                    ended June 30,        ended June 30,
                                                                    1998                  1997

CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                 $(266)                 $(2,849)

  Items not requiring cash:                                         -                      -

  Depreciation                                                      -                      -

  Contributed services                                              -                      -

  (Gain) loss on disposal of mining claims and equipment            -                      -

  Other                                                             -                      -

  Contingency recorded as note payable                              -                      -

  Loss on investment in polaris                                     -                      -

  Additional payables transferred to equity                         -                      -

  (Increase) decrease in accounts receivable                        -                      -

  Increase (decrease) in accounts payable                           $(266)                 $(2,849)
                                                                  ------------------------------------------------

  Cash (used) by operating activities                               -                      -
                                                                  ------------------------------------------------



CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of mining claims                                         -                      -

  Purchase of vehicles                                              -                      -

  Purchase of mining equipment                                      -                      -

  Purchase of other equipment                                       -                      -

  Purchase of polaris coal company                                  -                      -

  Proceeds - sale of mining equipment                               -                      -
                                                                  ------------------------------------------------

  Cash provided (used) by investing activities                      -                      -
                                                                  ------------------------------------------------



CASH FLOWS FROM FINANCING ACTIVITIES:

  Notes payable payments                                            -                      -

  Proceeds from sale of common stock and warrants, net              -                      -
of registration costs

  Purchase of treasury stock                                        -                      -
                                                                  ------------------------------------------------

  Cash provided by financing activities                             -                      -
                                                                  ------------------------------------------------

Increase (decrease) in cash & cash equivalents                      -                      -

Cash & cash equivalents - beginning of year                         -                      -
                                                                  ------------------------------------------------

Cash & cash equivalents - end of year                               -                      -
                                                                  ================================================




    The accompanying notes are an integral part of the financial statements.

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                            June 30, 1998 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,155,121 since inception. At June 30, 1998, liabilities exceeded assets by $14,714. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

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

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1998 (unaudited)


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

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1998 (unaudited)

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

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1998 (unaudited)


NOTE 4 - STOCKHOLDER'S EQUITY

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution.
As of June 30, 1998, no shares of preferred stock have been issued.

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


NOTE 5 - INCOME TAXES

At June 30, 1998, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                            June 30, 1998 (unaudited)


Deferred tax assets (liabilities) at June 30, 1998:

                                                                 June 30,
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



ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS FOR QUARTER ENDED JUNE 30, 1998 COMPARED TO SAME PERIOD IN 1997.

         The Company has experienced decreased operating expenses for the three month period of $266 as compared to $990 for the same period in 1997. The revenues for the period were none in 1997 or 1998. The Company recorded a net loss of ($990) for the period in 1997 compared to a net loss of $(266) in the same period in 1998. The Company losses on operations will continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Loss per share for the 1998 second quarter was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the 2nd quarter of 1997.

RESULTS OF OPERATIONS FOR SIX MONTH PERIOD ENDED JUNE 30, 1998 COMPARED TO SAME PERIOD IN 1997.

         The Company has experienced decreased operating expenses for the six month period of $266 as compared to $2,849 for the same period in 1997. The revenues for the period were none in 1997 or 1998. The Company recorded a net loss of ($2,849) for the period in 1997 compared to a net loss of $(266) in the same period in 1998. The Company losses on operations will continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

         Loss per share for the 1998 six month period was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the same period.


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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  Form 8-K dated April 13, 1998

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LEESBURG LAND & MINING, INC.



Date: August 24, 1998                              /s/Robert M. Beaton
                                                   ----------------------------
                                                   Robert M. Beaton, President