Form 10QSB
period 1998-09-30
LEESBURG LAND & MINING INC
filed 1998-11-13
CIK 726166

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934


      For Quarter Ended                              Commission File Number
      September 30, 1998                             0-12139


                          Leesburg Land & Mining, Inc.
             (Exact name of registrant as specified in its charter)


       Colorado                                        82-0379959
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

Class                                         Outstanding at September 30, 1998

Common stock                                         1,749,211
No par value


                         LEESBURG LAND AND MINING, INC.
                          (A Development Stage Company)


                                  BALANCE SHEET


                                                            September 30,                           December 31,
                                                            1998                                    1997
                                                            (unaudited)                             (audited)

Assets:

PROPERTY AND EQUIPMENT
  Vehicle                                                        $0                                  $0
  Less: accumulated depreciation                                  0                                   0

Total Property and Equipment                                     $0                                  $0


                                                               ---------------------------         --------------------------

TOTAL ASSETS                                                     $0                                  $0
                                                               ===========================         ==========================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:

Accounts payable (Note 2)                                        $23,802                             $23,356

Total current liabilities                                        $23,802                             $23,356
                                                               ---------------------------         --------------------------



Stockholder's equity (Deficit):

Preferred stock, 1,000,000 shares
of no par value authorized, none
issued
Common stock, no par value;                                      4,148,832                           4,148,832
authorized, 100,000,000 shares:
Issued and outstanding 1,749,211
shares at September 30, 1998 and
December 31, 1997

Accumulated (deficit) during the                                 (4,172,634)                         (4,172,368)
development stage
                                                               ---------------------------         --------------------------

Total Stockholders' equity                                       (32,511)                            (23,536)
                                                               ---------------------------         --------------------------



TOTAL LIABILITIES & STOCKHOLDERS'                                $0                                  $0
EQUITY
                                                               ===========================         ==========================

    The accompanying notes are an integral part of the financial statements.


                                           LEESBURG LAND & MINING, INC.
                                           (A Development Stage Company)


                                              STATEMENT OF OPERATIONS
                                                    (unaudited)


                                                     Three           Nine                Three                Nine
                                                     months          months              months               months
                                                     ended           ended               ended                ended
                                                     Sept-           Septem-             Septem-              Septem-
                                                     ember           ber 30,             ber 30,              ber 30,
                                                     30,             1998                1997                 1997
                                                     1998            (Unaudited)         (Unaudited)          (Unaudited)
                                                     (audited)
                                                                   --------------------------------------------------------------
REVENUE:

  Interest Income                                    -               -                   -                    -

  Geo contract                                       -               -                   -                    -

  Equipment rental                                   -               -                   -                    -
income

  Miscellaneous                                      -               -                   -                    -
income
                                                   ------------------------------------------------------------------------------

TOTAL REVENUES                                       -               -                   -                    -



EXPENSES:

  Exploration costs                                  -               -                   -                    -

  General &                                          0               266                 2,300                5,149
administrative

  Interest expense                                   -               -                   -                    -

  Depreciation                                       -               -                   -                    -
expenses

  Abandonment of                                     -               -                   -                    -
claims and leases

  Loss- sale of                                      -               -                   -                    -
mining equipment

  Loss - sale of                                     -               -                   -                    -
polaris coal co.

  Write down of                                      -               -                   -                    -
mining equipment

  Bad debts                                          -               -                   -                    -




  Services                                           -               -                   -                    -
contributed by
officers
                                                   ------------------------------------------------------------------------------



TOTAL COSTS &                                        $0              $266                2,300                5,149
EXPENSES
                                                   ------------------------------------------------------------------------------

NET INCOME (LOSS)                                    0               (266)               (2,300)              (5,149)
BEFORE EXTRAORDINARY
ITEM

EXTRAORDINARY ITEM,                                  -               -                   -                    -
Reduction of
payables (Note 2)

NET INCOME (LOSS)                                    $0              $(266)              $(2,300)             (5,149)
                                                   ==============================================================================

NET INCOME (LOSS)                                    >.000           >(.001)             >(.01)               >(.01)
PER SHARE:
Income (loss) before
extraordinary item
                                                   ------------------------------------------------------------------------------

NET INCOME (LOSS)                                    >.000           >(.001)             >(.01)               >(.01)
                                                   ------------------------------------------------------------------------------

WEIGHTED AVERAGE                                     1,749,211        1,749,211          1,749,211            1,749,211
NUMBER OF SHARES
OUTSTANDING
                                                   ------------------------------------------------------------------------------

                        The accompanying notes are an integral part of the financial statements.


                                           LEESBURG LAND & MINING, INC.
                                           (A Development Stage Company)
                                              STATEMENT OF CASH FLOWS
                                                    (unaudited)

                                                                       Nine months ended                  Nine months ended
                                                                       September 30, 1998                 September 30, 1997

CASH FLOWS FROM
OPERATING ACTIVITIES:

  Net income (loss)                                                 $(266)                 $(5,149)

  Items not requiring                                               -                      -
cash:

  Depreciation                                                      -                      -

  Contributed                                                       -                      -
services

  (Gain) loss on                                                    -                      -
disposal of mining
claims and equipment

  Other                                                             -                      -

  Contingency                                                       -                      -
recorded as note
payable

  Loss on investment                                                -                      -
in polaris

  Additional payables                                               -                      -
transferred to equity

  (Increase) decrease                                               -                      -
in accounts
receivable

  Increase (decrease)                                               $(266)                 $(5,149)
in accounts payable
                                                                  ------------------------------------------------

  Cash (used) by                                                    -                      -
operating activities
                                                                  ------------------------------------------------



CASH FLOWS FROM
INVESTING ACTIVITIES:

  Purchase of mining                                                -                      -
claims

  Purchase of                                                       -                      -
vehicles

  Purchase of mining                                                -                      -
equipment




  Purchase of other                                                 -                      -
equipment

  Purchase of polaris                                               -                      -
coal company

  Proceeds - sale of                                                -                      -
mining equipment
                                                                  ------------------------------------------------

  Cash provided                                                     -                      -
(used) by investing
activities
                                                                  ------------------------------------------------



CASH FLOWS FROM
FINANCING ACTIVITIES:

  Notes payable                                                     -                      -
payments

  Proceeds from sale                                                -                      -
of common stock and
warrants, net of
registration costs

  Purchase of                                                       -                      -
treasury stock
                                                                  ------------------------------------------------

  Cash provided by                                                  -                      -
financing activities
                                                                  ------------------------------------------------

Increase (decrease)                                                 -                      -
in cash & cash
equivalents

Cash & cash                                                         -                      -
equivalents -
beginning of year
                                                                  ------------------------------------------------

Cash & cash                                                         -                      -
equivalents - end of
year
                                                                  ================================================




                               The accompanying notes are an integral part of the financial statements.


                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                         September 30, 1998 (unaudited)

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has incurred cumulative net losses of $4,155,121 since inception. At September 30, 1998, liabilities exceeded assets by $14,714. In addition, the Company has recently eliminated amounts due to creditors based on the tolling of the statute of limitations. As described in Notes 2 and 3, the statute of limitations does not preclude creditors from threatening or bringing litigation, which would be costly for the Company to defend. In view of these matters, the future of the Company is dependent upon management's ability to find a company with which to merge and favorable final outcome regarding the elimination of debts.

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

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1998 (unaudited)


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

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1998 (unaudited)

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

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1998 (unaudited)


Note 4 - Stockholder's Equity

The Company amended its Articles of Incorporation to authorize the issuance of 1,000,000 shares of preferred stock with no par value. The preferred stock may be issued from time to time with such designation, rights, preferences and limitations as the Board of Directors may determine by resolution. As of September 30, 1998, no shares of preferred stock have been issued.

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

Note 5 - Income Taxes

At September 30, 1998, the Company has a net operating loss (NOL) carry-forward for tax purposes of approximately $3,620,000 (expiring in the years 1998 to 2010). In addition, the Company has a tax credit carry-forward of approximately $20,000 (expiring in the years 1999 to 2000).



                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                      NOTES TO FINANCIAL STATEMENTS, CONT.
                         September 30, 1998 (unaudited)


Deferred tax assets (liabilities) at September 30, 1998:


                                                                       September 30,
                                                                       1998

Deferred tax assets due to:
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


ITEM 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for quarter ended September 30, 1998 compared to same period in 1997.

The Company has experienced decreased operating expenses for the three month period of $0 as compared to $2,300 for the same period in 1997. The revenues for the period were none in 1997 or 1998. The Company recorded a net loss of ($2,300) for the period in 1997 compared to a net loss of $0 in the same period in 1998. The Company losses on operations may continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

Loss per share for the 1998 third quarter was ($.0) per share, as compared to a loss of less than ($.01) per share for the third quarter of 1997.

Results of Operations for nine month period ended September 30, 1998 compared to same period in 1997.

The Company has experienced decreased operating expenses for the nine month period of $266 as compared to $5,149 for the same period in 1997. The revenues for the period were none in 1997 or 1998. The Company recorded a net loss of ($5,149) for the period in 1997 compared to a net loss of $(266) in the same period in 1998. The Company losses on operations will continue until revenues can be achieved. While the Company is seeking capital sources for investment; there is no assurance that sources can be found.

Loss per share for the 1998 nine month period was less than ($.01) per share, as compared to a loss of less than ($.01) per share for the same period of 1997.

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

                  None

                          LEESBURG LAND & MINING, INC.
                          (A Development Stage Company)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LEESBURG LAND & MINING, INC.


                                                    /s/ Robert M. Beaton
Date: November 12, 1998                             ----------------------------
                                                    Robert M. Beaton, President