Form 10KSB
period 1998-12-31
INTELLIQUIS INTERNATIONAL INC
filed 1999-05-11
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended DECEMBER 31, 1998

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                      Commission File No.  2-94704-NY

                      INTELLIQUIS INTERNATIONAL, INC.
                 (Formerly Leesburg Land and Mining, Inc.)
          (Exact name of Registrant as specified in its charter)

                       NEVADA                          82-0379959
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

                352 WEST 12300 SOUTH #300 DRAPER, UTAH 84020
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 990-2600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES     [  ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    [ X  ]

Revenue for the year ended December 31, 1998:   $ 1,461,196

As of April 30, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $30,558,237

As of April 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 10,549,140.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Intelliquis International, Inc. (formerly Leesburg Land and Mining Inc.) ("the Company" or "Intelliquis") seeks to become a leading republisher, marketer and supporter of Year 2000 utility, productivity and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc., in June 1983 in Colorado for the purpose of seeking out and developing a business opportunity. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, a Utah Limited Liability Company, which then became a wholly owned subsidiary ("the Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and incorporated in Utah in December 1997, as a Limited Liability Company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.

          The Company seeks to build a leadership position in this market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. The Company's main emphasis lies in PC Utilities titles, but will offer a selection of Reference, Productivity and Communication titles both in the North American and International market. The software products are being marketed through traditional software distribution channels and the Internet's
World Wide Web.   Since the release of the Company's first software title in
November 1997, the Company has grossed approximately $3 million in sales to date.

          The Company has licensed and released a total of five software titles namely, INTELLIFIX2000 (FORMERLY FIX2000), TOTALFAX, WEBSITE TRAFFIC BUILDER, CREDIT BUILDER, AND SPEED98. In the last quarter of 1997, the
Company republished and released the first three titles (NetFax, Speed98 and Credit Builder). In the first quarter of 1998, Intelliquis released another two titles (TotalFax and Fix2000). Intelliquis' most recent title (Website Traffic Builder) was released in August 1998. With the availability of new and quality titles to license, the Company intends to release new titles on a regular basis in 1999 and beyond.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company's headquarters are located at 352 West 12300 South, Suite 300, Draper, Utah 84020. The main telephone number of the Company is
(801) 990-2600. The Company has a three year lease of 2,294 square feet of office space and 3,570 square feet of warehouse space. The Company performs its own warehousing and fulfillment of all its products. The Company has an option to lease a larger space in the present facility in the near future for office space, in-house warehousing and fulfillment, as the needs arise.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On March 11, 1998, the shareholders voted to authorize the Board of Directors to 1) effect a reverse split of the Company's common stock up to one for thirty shares, 2) change the name of the Company at the discretion of the Board and 3) change the domicile of the Company to Nevada. All three actions were completed in 1998.




                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

       The Company's Common Stock has been traded on the OTC Electronic Bulletin Board under the symbol INTQ since February 5, 1999. Prior to February 5, 1999, there was no known public trading in the Company's Common
Stock.   In April 1999, the Company completed a forward stock split of one for three shares through a stock dividend.

       The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Electronic Bulletin Board from February 5, 1999 to April 30, 1999 (pre stock split). Such prices are inter-dealer quotations without retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                  HIGH LOW

       1998 CALENDAR PERIOD:

       1st Quarter          N/A N/A

       2nd Quarter          N/A N/A

       3rd Quarter          N/A N/A

       4th Quarter          N/A N/A

       1999 CALENDAR PERIOD:

       1st Quarter (through April 30, 1999)    18 1/2          5 3/4

       As of April 27, 1999, there were 1070 stockholders of record.

       The Company does not presently pay cash dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

       The Company seeks to become a leading republisher, marketer and supporter of Year 2000, Internet utility, productivity and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc. in Colorado for the purpose of seeking out and developing a business opportunity. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, which then became a wholly owned subsidiary ("the Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and incorporated in December 1997, as a Utah Limited Liability Company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.


       The Company (hereafter "the Company" may be used to include the activities of its newly acquired Subsidiary) seeks to build a leadership position in this market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. The Company's main emphasis lies in PC Utilities titles, but will offer a selection of Reference, Productivity and Communication titles both in the North American and International market. The software products are being marketed through traditional software distribution channels and the Internet's World Wide Web. Since the release of the Company's first software title in November 1997, the Company has grossed less than $3 million in sales to date. The Company is currently building distribution and financing capabilities worldwide, with particular emphasis in Southeast Asia.

LIQUIDITY AND CAPITAL RESOURCES

       Net cash used in operating activities was $132,126 and $85,938 for fiscal 1998 and 1997, respectively. The Company's operating cash flows have been insufficient to satisfy growing cash needs without the help of additional short-term borrowings of $189,500 and $0 for fiscal 1998 and 1997, respectively.

       Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. Management believes that continued financing from private investors through the issuance of Common Stock must be obtained in order to meet the Company's expected growth and capital needs for the coming year.

       Following the December 31, 1998 year-end, the Company completed a private placement of $1,000,000. The Company is now looking to raise equity financing of $5,000,000 to 10,000,000 to provide additional working capital to meet the Company's growth plans. With the additional infusion of capital and the existing receivables, the Company is planning to build extra inventory, hire additional staff, meet its budgeted marketing efforts and acquire other products or businesses.

RESULTS OF OPERATIONS

       The Company derives revenue from software products, which are republished by Intelliquis. The Company sells its products in North America primarily through retailers and distributors. The Company's international sales represented less than 1% and 0% of sales during fiscal 1998 and 1997, respectively.

       The Company's sales increased $1,426,487 (4,110%) from $34,709 for fiscal 1997 to $1,461,196 for fiscal 1998. The Company's increase in sales and increases in other items from operations are due primarily to an entire year of operations for fiscal 1998 while the Company was only operating for five months in 1997 (the Subsidiary was incorporated in August 1997). In addition, the Company released three new titles (Total Fax, Fix 2000 and Website Traffic Builder) in fiscal 1998 while expanding its' distribution channels.

       Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $355,613 for fiscal 1998 and constituted 24% of total sales as compared to $4,948 or 14% of total sales for fiscal 1997. The change in the percent of sales is primarily due to an increase in royalty fees and cost of production for the new titles released in fiscal 1998.

       The total sales and marketing for fiscal 1998 amounted to $596,125 while fiscal 1997 amounted to $36,443. The increase of $559,682 in sales and marketing expenses is primarily due to the Company's aggressive marketing of its' products through a number of major retailers.

       General and administrative expenses increased $382,463 during fiscal 1998 over fiscal 1997. The increase in costs can be attributed to the continued growth of the Company. The growth of the Company has made it necessary to hire more employees and to lease additional office and warehouse space.

       For 1999, the Company is expected to continue its exponential growth by realizing overseas growth in its current product lines. The Company has already exceeded 1998 sales in the first four months of 1999 and is expected to experience dramatic growth in its sales of its IntelliFix 2000 product as the year 2000 approaches and the Y2K problem becomes more prominent. The Company has also established sales/fulfillment centers in Ireland and Malaysia to handle sales in Europe and the Far East. International sales are expected to be approximately 30% of total volume for 1999.

       The Company is currently planning to use the proceeds of the private placements for expanding its marketing budget and setting aside funds for acquisition of subsidiaries for an expansion and diversification of its products and/or other services to carry its revenue beyond 1999.

       The Company does not anticipate any production and/or sales facilities and personnel limitations to fulfill its goals for 1999 and beyond. The Company is also expanding its sales potential and presence by selling its products directly to consumers over the internet, thus eliminating a significant overhead of wholesale and retail marketing through existing channels.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

       Independent Auditors' Report

       Balance Sheets as of December 31, 1998.

       Statements of Operations for the years ended December 31, 1998 and December 31, 1997.

       Statement of Stockholders' Equity for the period from January 1, 1997 to December 31, 1998.

       Statement of Cash Flows for the years ended December 31, 1998 and December 31, 1997.

       Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Gordon, Hughes, & Banks, LLP, CPAs was previously the principle accountant for Intelliquis International, Inc. In January 1999, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm to replace Gordon, Hughes, & Banks, LLP, CPAs who declined to stand for reelection as the Certifying Accountants for the Company.

       In connection with the audit of the previous fiscal year ended December 31, 1997, there were no disagreements with Gordon, Hughes, & Banks, LLP, CPAs on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedures, which disagreements; if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to subject matter of the disagreement. Said firm has not advised the registrant of any reportable events.

       The accountant's report of May 12, 1998 on the financial statements of Intelliquis International, Inc. as of December 31, 1997 and for the year ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

     The Company's management team consists of experienced professionals in the area of software licensing, marketing, sales, operation and financial strategies. The Company presently has a total of twenty-five full-time and part-time contract workers as needs arise. In addition, there are contractual relationships with third party distribution companies and Asian and European partners to assist in software distribution and marketing. Messrs. Bernard Yaw, Blair Barrett, Mark Tippets and Say Thean Lim are the majority shareholders of the Company at this moment. Other directors will be added in the future. Additionally, more personnel have been identified and shall be positioned to join the Company to participate in the licensing and marketing of the Company's software products as anticipated funds are made available.

     The Board of Directors and executive officers of the Company as of date of this report are as follows:

                                Age
     Name                     (1998)         Position with the Company

Bernard Yaw                      38           Director, President and CEO

Dave Jones                       35          Chief Financial Officer

Mark Tippets                     46          Director, Vice President of Sales
and Marketing

Say Thean Lim                    37          Director, Director of
                                             Business Development

Blair Barrett                    45          Director, Vice President of
                                             Operation

Douglas D. Cole                  43          Director

     Following is a discussion of the business background of each director, President and executive officer. Messrs. Bernard Yaw, Dave Jones, Blair Barrett and Mark Tippets are full-time employees of the Company. Other directors shall devote only such time as may be necessary to the Company's business and affairs.

Bernard Yaw, was appointed to be Director, President and CEO of the Company since the acquisition of Intelliquis LLC ("the Subsidiary"). Mr. Yaw served as Manager of the Subsidiary since its inception in December 1997. He joined the Subsidiary as Vice President of Strategic Business in May 1998 in charge of International, Internet sales and Investment. Prior to joining the Company, Mr. Yaw served as President and Director of IN2 Technologies, Inc., a developer of Internet Form Publishing software. Mr. Yaw also served as President of Handwriting Imaging Systems Corp.; a company and developer of a hand print recognition and document imaging software. In 1987, Mr. Yaw founded the Goleta branch of Teltron Computer Systems, an early importer and manufacturer of IBM PC compatible computers and system integrators located in the bi-county area of Santa Barbara and Ventura, California. Mr. Yaw graduated from Oral Roberts University in Tulsa, Oklahoma with a Bachelor of Science in Computer Science in 1985.

Dave Jones, has served as Chief Financial Officer for the Company since the acquisition of the Subsidiary. Mr. Jones has served as CFO of the Subsidiary since November 1998 and is responsible for all the accounting functions and financial planning of the Company. Prior to joining the Subsidiary, Mr. Jones served as Chief Financial Officer of RC Management Corporation d.b.a. Video III since 1993. From 1990 to 1993, he served as Assistant Controller at
Rocky Mountain Helicopters and an accountant at Deloitte and Touche from 1989-1990. Mr. Jones received his License for Certified Public Accountancy in the State of Utah since 1991. He graduated from Brigham Young University with a Bachelor of Science degree in Accounting in 1989.

Mark Tippets, was appointed as Director and Vice President of Marketing and Sales of the Company since the acquisition of Intelliquis LLC. He has served as Vice-President of Marketing and Business Development of the Subsidiary, since its inception in December 1997. Prior to joining the Company, Mr. Tippets has been associated with the computer industry for seven years. Starting with Gazelle Systems as a customer service representative, Mark worked his way into dealer sales. After a year, Mark was promoted to a managerial position with the company's OEM and Government Sales. During his final year at Gazelle in 1993, Mr. Tippets' work accounted for half of the Company's sales. Mr. Tippets then started a company called Channel Marketing in late 1993. Channel Marketing is a marketer and distributor representative firm representing many computer hardware and software companies. Channel's list of clients includes AIWA America, CyberMedia and MicroBlvd, just to name a few. Mark graduated from Brigham Young University with a Bachelor of Arts degree in Psychology and a minor in Accounting.

Say Thean Lim was appointed as member of the Board of Directors since its acquisition of the Subsidiary. Mr. Lim, through his holding company Statmart USA, was the initial start-up investor of the Subsidiary since its inception. He joined the Subsidiary as a Manager in August 1998. Mr. Lim has been an entrepreneur and business consultant since 1996 with strategic investments in technology based companies in semiconductor, precision machining, multimedia and software development, e-commerce, industrial and virtual training industries in Malaysia and the United States of America. Some of the Malaysian companies are in the process of obtaining listings on the Kuala Lumpur Stock Exchange (KLSE) and the Malaysian Exchange of Securities Dealing and Automated Quotation (MESDAQ). One of the multimedia development companies is in the process of securing a Multimedia Super Corridor (MSC) status in Malaysia.
From 1984-1991, Mr. Lim worked in various capacities at a semiconductor manufacturing plant in Penang, Malaysia. He started as an Industrial Engineer and was eventually promoted to Operations Manager. From 1992- 1995, he was the CEO of Unico Technology Sdn. Bhd., a PC manufacturing and exporting company with approximately 1,500 employees and an annual turnover of RM 500 million. Mr. Lim received a Bachelor of Applied Science in Computers, Industrial and Electrical Engineering degree and a Bachelor of Engineering in Industrial Engineering degree from the Technical University, Nova Scotia, Canada in 1984.

Blair Barrett was appointed as Director and Vice President of Operations of the Company since the acquisition of the Subsidiary. He served as Manager and President of the Subsidiary from its inception to January 1999. Mr. Barrett has approximately 17 years of experience in sales and marketing with computer hardware, software and high-tech companies. He has served as sales manager with FORA Inc. a venture capital funded start-up hardware company. He also helped manage a real estate VAR startup. Mr. Barret graduated from Brigham Young University with a Bachelor of Science degree in Finance in 1980.

Douglas Cole was appointed as Director of the Company since February 1999.
For the past twenty-two years, Mr. Cole has worked in the information technology industry, with a focus on sales and marketing. He has successfully completed numerous acquisitions and strategic partnerships with various companies. He is currently a Director and Chairman of NetAmerica, Inc., a Delaware company currently listed in the OTC Bulletin Board (under the symbol of "NAMI"). NetAmerica is a company engaged in the business of aggregating and offering dial-up and dedicated Internet communication service access throughout the United States and international centers. Mr. Cole is also a current member of the Board of Directors of VR1, a privately-held Boulder, Colorado company engaged in the business of Internet multi-player games, and RedFish Telemetrix, a privately-held Irvine, California company engaged in the business of long-distance optimization hardware. He has served as the President and CEO of PolarCap, Inc., a privately held California company.
From 1995-1996 Mr. Cole served as President and CEO of Starpress Inc.
Starpress was acquired by Great Bear Technology Company, a publicly held California company, where Mr. Cole was also the President and CEO from 1992-1996. From 1985-1991 he served as President, CEO and Executive Vice President of Insight Development Corporation, a company engaged in the business of network printing utilities for Hewlett Packard. From 1977-1978 he served as Vice President of Sales and Marketing of The David Jamison Carlyle Corporation. Mr. Cole graduated from the University of California, Berkeley, in 1978 with a Bachelor of Arts degree in Social Science.


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     No executive officer was paid or accrued cash compensation, in the form of salaries, in excess of $100,000 for the year ended December 31, 1998.

     There were no cash bonus plans in effect at December 31, 1998. The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future.

     It is the Company's intention to pay Directors, who are not also officers, a cash compensation of up to $1,000 for each meeting, plus reimbursement of reasonable expenses, (total amount not to exceed $1,500 per quarter per director) for serving on the Board of Directors or its committees.

     The Company intends to grant options to purchase Common Stock of the Company to senior officers, directors and employees of the Company. The purpose of the options is to attract and retain the services of key employees or directors.

     The Company reimburses Bernard Yaw for flight travel in connection with business duties. In addition, the Company intends to pay the premiums on group insurance in which executive officers may participate and reimburse officers for certain other expenses (including entertainment, meals and parking), a small portion of which may relate to personal expenses or use.
The Company believes that these items or related costs, if paid, are not excessive or unusual, but rather are ordinary and necessary business expenses. The aggregate amount of these personal expenses, which cannot be precisely ascertained, is not expected to exceed 10% of the cash compensation received by any executive officer or 10% of the aggregate cash compensation reported for the group.

     The Company has signed non-competing employment agreements with Messrs. Bernard Yaw, Mark Tippets and Blair Barrett (jointly known as "Officers"). Pursuant to the employment agreement, Messrs. Yaw, Tippets and Barrett will be paid a monthly employment salary to be negotiated between the Company and the Officers. The term of the agreement is for a period of two years. The Company may terminate the employment at any time for cause. In the event of a termination or upon leaving the employment of the Company, the Officers may not engage in any employment which is in direct competition with the Company for one year after the termination or leave of employment. In addition, the Company has the right to first refusal to purchase any or all of the shares owned by Officers that were acquired directly from the Company.

     The following table summarizes the compensation paid the named executive officers during the 1998 fiscal year.

Name of Officers          Compensation of Officers  Any Benefits to Officers

Bernard Yaw, President &CEO  $          21,764.00   Travel Expenses,
                                                    Apartment Rental
Dave Jones, CFO                          4,000.00   None
Mark Tippets, VP Marketing              47,537.00   None
Blair Barrett, VP Operations            47,373.00   None
All directors and officers as a group
   (4 persons)              $          120,674.00

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     The Company currently has employment agreements with all officers of the Company including a non- compete clause after termination or resignation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth information as of April 13, 1999, with respect to the number of shares of the Company's Common Stock beneficially owned by the directors and officers of the Company, by all officers and directors of the Company as a group, and by each shareholder known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock of the Company, the only class of voting securities outstanding.
Unless otherwise specified, each individual has sole voting and investment power with respect to the shares beneficially owned.


Name and Address                                  Shares
of Beneficial Owner      Position           Beneficially Owned
Say Thean Lim        Director               3,477,936            32.97%
1 Lebuhraya Scott
Penang 10350
West Malaysia

Bernard Yaw          Director, President     1,733,952           16.43%
100 Orr Road
Alameda, CA 94502

Mark Tippets         Director, V. President   1,778,832          16.86%
876 South 725 West
Orem UT 84058

Blair Barrett        Director, V.  President  1,778,832          16.86%
2871 East Morningside
Drive
Salt Lake City UT
84124

Douglas Cole         Director                       -0-          -0-
Moraga CA

Dave Jones           CFO                          8,096          -0-
68 East 1450 North
Orem UT 84057

Officers and Directors
As a Group (4 persons)                         8,777,648         83.12%



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.


ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1998.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Intelliquis International, Inc.

                   By: Bernard Yaw

                   /s/ Bernard Yaw

Dated: May 3, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Bernard Yaw             President and Director
                            (Principal Executive and
                             Financial Officer)             May 3, 1999

/s/ Mark Tippets            Vice President Marketing        May 3, 1999

/s/ Blair Barrett           Vice President Operations       May 3, 1999

/s/ Dave Jones              Chief Financial Officer         May 3, 1999



                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheet - December 31, 1998.

       Statements of Operations - For the years ended December 31, 1998 and December 31, 1997.

       Statement of Stockholders' Equity - For the period from January 1, 1997 to December 31, 1998.

       Statement of Cash Flows - For the years ended December 31, 1998 and December 31, 1997.

       Notes to Consolidated Financial Statements











                       INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Intelliquis International, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Intelliquis International, Inc. (a Nevada corporation) and subsidiary, as of December
31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelliquis International, Inc. and subsidiary as of December 31, 1998 and 1997 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Salt Lake City, Utah
March 5, 1999




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                         Consolidated  Balance Sheets

                                  ASSETS
                                                        December 31,
                                                  1998               1997


Current assets
   Cash                                      $   23,074           $52,455
   Accounts receivable (Note 2)                 619,966            28,067
   Inventory (Note 2)                           130,517            18,398
   Prepaid expenses                               6,838             8,253
   Deposits                                         500              -
                                                780,895           107,173

Property, Plant & Equipment (Note 2)             54,297            16,533

Other assets
   Certificate of deposit (Note 2)                40,351             -
   Intangibles (Note 2)                            8,328           10,444

Total Assets                                  $  883,871         $134,150



                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses       $ 502,973         $18,673
   Short term notes (Note 3)                     104,500            -
   Short term notes - related party (Note 4)      85,000            -
                                                 692,473          18,673

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, no shares outstanding            -              -
   Common Stock, 50,000,000 shares authorized,
    $.001 par, 12,586,411 shares issued and
     outstanding                                  12,586             -
   Members equity (1997) (Note 6)                     -         170,000
   Additional paid in capital                     157,414            -
   Retained earnings (deficit)                     21,398       (54,523)

                                                  191,398        115,477

Total Liabilities and Stockholders' Equity      $ 883,871       $134,150





              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Consolidated Statements of Operations


                                                           For the
                                                          Year Ended
                                                         December 31,

                                                     1998            1997


Sales
                                                   $1,461,196       $  34,709

Cost of Sales                                         355,613           4,948

Gross Margin                                         1,105,583         29,761

Expenses:
   Sales & Marketing                                   596,125         36,443
   General & Administrative                            430,304         47,841

          Total Expenses                             1,026,429         84,284

Operating Income (Loss)                                 79,154        (54,523)

Other Income (Expense)                                  (3,233)           -

Net Income (Loss) before Taxes                         75,921         (54,523)

Taxes (Note 1)                                           -                -

Net Income                                           $ 75,921        $(54,523)

Net Income Per Share                                 $   .006        $    -

Total average shares outstanding                   12,586,411             -




            INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity




                           Common Stock  Paid in     Members'  Retained
                        Shares   Amount Capital     Equity    Deficit/Earnings

Balance, January 1, 1997   -     $  -     $-         $  -     $    -

Members contributions
(Note 6)                   -        -       -         170,000      -

Net loss                   -        -       -           -         (54,523)

Balance, December
31, 1997                   -        -       -         170,000     (54,523)

Issuance of
Common Stock for
purchase
Of Intelliquis, Inc.
(Note 6)              12,586,411  12,586  157,414      (170,000)       -

Net Income                  -       -         -            -        75,921

Balance,
December 31, 1998      12,586,411 $12,586  $157,414     $   -      $ 21,398






            INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Statement of Cash FLows


                                                             For the
                                                            Year Ended
                                                            December 31,
                                                         1998         1997

Cash Flows form Operating
 Activities:
     Net loss (loss)                                 $ 75,921     $ (54,523)
     Non Cash Flow Items:
         Depreciation & Amortization                   10,756         4,630
     Increase (decrease) in
          Accounts receivable                        (591,899)      (28,067)
          Inventory                                  (112,119)      (18,398)
          Prepaids & deposits                             915        (8,253)
          Accounts payable & accrued expenses         484,300        18,673

Net Cash Flows used in
 Operating Activities                                (132,126)      (85,938)

Cash Flows from Investing Activities:
     Cash from stock sales / LLC units

                                                          -          170,000
     Purchase of certificates of deposits
                                                      (40,000)           -

Net Cash Flows used in
 Investing Activities                                 (40,000)       170,000


Cash Flows from Financing
 Activities:
     Purchase of fixed assets                         (46,404)       (21,030)
     Purchase of intangibles & other assets
                                                         (351)       (10,577)
     Cash from short term debt                        189,500            -


Net Cash Flows from Financing Activities               142,745       (31,607)

Net increase (decrease) in cash                        (29,381)       52,455


Cash, beginning of year                                 52,455          -

Cash, end of year                                     $ 23,074      $52,455

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                            $   -          $ -
     Interest                                         $  2,334       $ -





            INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
            Consolidated Notes to The  Financial Statements
                           December 31, 1998

NOTE 1 - Background and History

     Intelliquis International, Inc. (the Company) (formerly Leesburg Land and Mining, Inc.) was created on June 21, 1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any business activity since that time. The Company changed it's name in December 1998 to Intelliques International, Inc.

     Also in December 1998, the Company created and later merged with a Nevada subsidiary.

     Intelliquis, LLC was created in 1997 as a corporation and later reorganized as a limited liability company in the State of Utah. Intelliquis was organized for the purpose of licensing and marketing computer software to wholesale and private label customers.

     Intelliquis International, Inc. acquired all of the outstanding units of Intelliquis LLC effective December 31, 1998.

     The acquisition is accounted for as a "reverse acquisition" where the parent corporation is taken over by the owners of the subsidiary. All activity of the financial reports is that of the subsidiary operation.

NOTE 2 - Significant Accounting Policies

     Cash and Cash Equivalents The Company considers all short term, highly liquid investments that are readily convertible to known amounts as cash equivalents.

     Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense for 1997 was $133 and $2115 for1998.

     Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     Income Taxes The Company adopted Statement of Financial Standards No. 109 "Accounting for Income taxes" in the fiscal year ended December 31, 1998 and was applied retroactively.

     Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
     (a) the amount of taxes payable or refundable for the current year and
     (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.


            INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
            Consolidated Notes to The  Financial Statements
                           December 31, 1998

NOTE 2 - Significant Accounting Policies (continued)

     The Company has cumulative net operating loss carryforwards of over $4,000,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates at December 31, 1998 have been offset by valuation reserves of the same amount.

     The subsidiary operation was a limited liability company (LLC) in 1997 and 1998. LLC's report their earnings on a partnership tax return and no tax liability accrued at the company level. Taxable income is allocated to its individual members and tax paid by each member.

     Inventory consists of finished goods (assembled and unassembled computer software) that is valued at lower of cost (FIFO) or market.

     Certificate of Deposit The Company holds a Certificate of Deposit as partial security for a short term loan at the Company's bank (see Note 3). The certificate matures on March 10, 1999, the same day that the note is due. Interest is stated at 4.91%

     Fixed Assets

          Fixed assets consist of the following:

                                                 December 31,
                                          1998                   1997

 Computer Equipment & Software          $32,886               $12,464
 Office Equipment & Furniture            34,549                 8,566
                                         67,435                21,030
 Less: Accumulated Depreciation         (13,138)               (4,497)

                                     $   54,297             $  16,533

     Computer equipment and software is being depreciated on the straight line method over three to five years. Office equipment is being depreciated on the straight line method over five years. Depreciation expense is $4,497 and $8,641 for 1997 and 1998, respectively.


     Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group known as The Company. All intercompany accounts and transactions have been eliminated.

     Accounts Receivable Accounts Receivable is shown net of allowance for returns of $186,660 and $0 and allowance for bad debt of $150,000 and $0 for 1998 and 1997, respectively.


            INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
            Consolidated Notes to The  Financial Statements
                           December 31, 1998


NOTE 3 - Short Term Notes

     The Company has acquired short term borrowing for working capital as follows:

                Note payable to a bank, secured by
                   $40,000 certificate of deposit, all
                   assets of the Company and personal
                   guarantees from the corporation
                   officers, interest stated at 10%,
                   due March 10, 1999                    $  79,500

                Note payable to an individual, no
                   security, interest stated at 25%
                   payable in January 1999                  25,000

                                                         $ 104,500

     Interest expense for 1998 was $3,584.

NOTE 4 - Short Term Notes - Related Party

     The Company has acquired short term financing from two officers of the corporation. One loan was for $80,000 and the other for $5,000. These are demand notes with no interest accruing. The $80,000 was paid in 1999.

NOTE 5 - Economic Dependency

     The Company currently uses one major distributor for most of its sales. That distributor accounted for 67% of all sales in 1998. The Company could recognize significant declines in sales if the distributor or the Company chooses to alter its current sales relationship.

NOTE 6 - Member Contributions/Common Stock Transactions

     In 1997, the Company was organize as a Utah limited liability company with $170,000 of member contributions for start up operations.

     In 1998, the Company continued to operate as a limited liability company until December 31, 1998 when Intelliquis International, Inc. acquired 100% of the membership units in exchange for 10,837,200 shares of common stock. Before the acquisition, the corporation had 1,749,211 shares outstanding with no assets and no liabilities.

NOTE 7 - Subsequent Events

     In 1999, the Company leased office space for a term of three years at $4,000 per month.

     In 1999, the Company repurchased 2,067,648 of the company shares for $160,000.







We hereby consent to the use of our audit report of Intelliquis International, Inc. dated March 5, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
May 3, 1999