Form 10QSB
period 1999-03-31
INTELLIQUIS INTERNATIONAL INC
filed 1999-05-21
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended MARCH 31, 1999

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT  OF 1934


                      Commission File No.  2-94704-NY

                      INTELLIQUIS INTERNATIONAL, INC.
                 (Formerly Leesburg Land and Mining, Inc.)
          (Exact name of Registrant as specified in its charter)

                       NEVADA                          87-0630562
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

As of May 17, 1999 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $29,541,889

As of May 17, 1999 the number of shares outstanding of the Registrant's Common Stock was 39,205,233.



               Intelliquis International Inc. and Subsidiary

                                Form 10QSB

               For the Quarterly Period Ended March 31, 1999

                             Table of Contents


Part I.  Financial Information                                 Page

     Item 1.  Financial Statements

          a)  Condensed Balance Sheets
           as of March 31, 1999 and December 31, 1998            3

          b) Condensed Statements of Operations
           for the three months ended March 31, 1999 and 1998    4

          c) Condensed Statements of Cash Flows
           for the three months ended March 31, 1999 and 1998    5

          d) Notes to Financial Statements                       6

     Item 2.  Management's Discussion and Analysis              10

Part II.  Other Information                                     13

     Item 1.  Legal Proceedings                                 13

     Item 2.  Changes in Securities and Use of Proceeds         13

     Item 3.  Defaults upon Senior Securities                   13

     Item 4.  Submission of Matters to a Vote of
              Security Holders                                  13

     Item 5.  Other Information                                 13

              Signatures                                        14



                                  PART I
                           FINANCIAL INFORMATION


                       ITEM 1.  FINANCIAL STATEMENTS

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                               Balance Sheets
                                (Unaudited)

                                  ASSETS
                                                March 31,   December 31,
                                                  1999               1998

Current assets
    Cash                                       $  438,288           $23,074
   Accounts receivable (Note 2)                 1,386,551           619,966
   Inventory (Note 2)                             137,101           130,517
   Prepaid expenses                                10,010             6,838
   Deposits                                         7,700               500
                                                1,979,650           780,895

Property, Plant & Equipment (Note 2)               86,664            54,297

Other assets
   Certificate of deposit (Note 2)                 40,703            40,351
   Intangibles (Note 2)                             7,800             8,328

Total Assets                                   $2,114,817          $883,871




                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses           $ 737,344           $502,973
   Short term notes (Note 3)                          79,500           104,500
   Short term notes - related party (Note 4)           5,000            85,000
                                                     821,844           692,473
Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, no shares outstanding               -                -
   Common Stock, 50,000,000 shares authorized,
    $.001 par, 39,205,233 and 37,759,233
    shares issued and outstanding, respectively       39,205           37,759
   Retained earnings                                 220,973           21,398
   Additional paid in capital                      1,192,795          132,241
   Treasury Stock (Note 6)                          (160,000)            -


                                                    1,292,973         191,398


Total Liabilities and Stockholders' Equity         $2,114,817        $ 883,871












              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                         Statements of Operations
                        For the three months ended
                          March 31, 1999 and 1998
                                (Unaudited)



                                                      1999        1998

Sales                                             $ 1,220,274       $191,038

Cost of Sales                                         503,690         49,149

Gross Margin                                          716,584        141,889

Expenses:
   Sales & Marketing                                  118,316        30,448
   General & Administrative                           266,544        52,058

          Total Expenses                              384,860        82,506

Operating Income (Loss)                               331,724        59,383

Other Income (Expense)                                 (4,470)         -

Net Income (Loss) before Taxes                        327,254         59,383


Taxes (Note 1)                                        127,679           -

Net Income (Note 6)                                  $199,575        $59,383

Net Income Per Share (Note 6)                        $  .006         $    -


Total average shares outstanding                     35,177,754         -




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                          Statements of Cash Flows
                        For the three months ended
                          March 31, 1999 and 1998
                                (Unaudited)

                                                          1999        1998

Cash Flows form Operating
 Activities:
     Net loss (loss)                                  $199,575       $59,383
     Non Cash Flow Items:
         Depreciation & Amortization                     4,911        1,738
     Increase (decrease) in
          Accounts receivable                         (766,585)    (173,865)
          Inventory                                     (6,584)      (8,017)
          Prepaids & deposits                          (10,372)       (3,995)
          Accounts payable & accrued expenses           234,371       76,088



Net Cash Flows used in
 Operating Activities                                  (344,684)     (48,668)

Cash Flows from Investing Activities:
     Cash from private placement of stock              1,062,000        -
     Purchase of treasury stock                         (160,000)       -

Net Cash Flows from
 Investing Activities                                    902,000         -

Cash Flows from Financing
 Activities:
     Purchase of fixed assets                            (36,749)     (3,442)
     Purchase of intangibles & other assets                 (353)        -
     Proceeds from short-term debt                           -          5,000
     Cash used to pay-off short-term debt               (105,000)        -

Net Cash Flows used in Financing Activities              (142,102)     1,558

Net increase (decrease) in cash                           415,214     (47,110)

Cash, beginning of year                                    23,074      52,455

Cash, end of year                                        $438,288      $5,345

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                               $   -         $ -
     Interest                                            $ 6,578       $ -




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 1999

NOTE 1 - Background and History

     Intelliquis International, Inc. (the Company) (formerly Leesburg Land and Mining, Inc.) was created on June 21,1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any business activity since that time. The Company changed it's name in December 1998.

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

     Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense for 1997 was $133 and $2115 for 1998. Amortization expense for the first quarter of 1999 was $528 and $528 for the same period of 1998.

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


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 1999

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

     The federal income tax provision is $111,316 and $0 for the first quarter of 1999 and 1998, respectively. The state tax provision is $16,373 and $0 for the first quarter of 1999 and 1998, respectively.

     Inventory consists of finished goods (assembled and unassembled computer software) that is valued at lower of cost (FIFO) or market.

     Certificate of Deposit The Company holds a Certificate of Deposit as partial security for a short term loan at the Company's bank (see Note 3). The certificate matures on September 10, 1999. Interest is stated at 4.91%.

     Fixed Assets

          Fixed assets consist of the following:
                                               March 31,        December 31,
                                                  1999              1998

        Computer Equipment & Software          $69,442         $  32,886
         Office Equipment & Furniture           34,742            34,549
                                               104,184            67,435
         Less: Accumulated Depreciation        (17,520)          (13,138)

                                            $   86,664         $  54,297

     Computer equipment and software is being depreciated on the straight line method over three to five years. Office equipment is being depreciated on the straight line method over five years. Depreciation expense is $4,497 and $8,641 for 1997 and 1998, respectively. For the first quarter the depreciation expense is $4,911 and $1,210 for 1999 and 1998, respectively.

     Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group known as The Company. All intercompany accounts and transactions have been eliminated.

     Accounts Receivable Accounts Receivable is shown net of allowance for returns of $236,000, $186,660 and $0 and allowance for bad debt of $150,000, $150,000 and $0 for the quarter ended March 31, 1999, fiscal 1998 and fiscal 1997, respectively.




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 1999


NOTE 3 - Short Term Notes

     The Company has acquired short term borrowing for working capital as follows:

                                               March 31,         December 31,
                                                 1999             1998

    Note payable to a bank, secured by
    $40,000 certificate of deposit, all
    assets of the Company and personal
    guarantees from the corporation
    officers, interest stated at 10%,
    due March 10, 1999                       $    79,500        $   79,500

    Note payable to an individual, no
    security, interest stated at 25%
    payable in January 1999                          -              25,000

                                              $   79,500        $ 104,500


     The Company is currently renewing the note payable that was due March 10, 1999. The Company anticipates that the note will be renewed for an additional six months.

     Interest expense for fiscal 1998 was $3,584. The interest expense for the first quarter of 1999 is $6,578.

NOTE 4 - Short Term Notes - Related Party

     The Company has acquired short term financing from two officers of the corporation. One loan was for $80,000 and was paid during the first quarter of 1999. The other loan is for $5,000. This is a demand note with no interest accruing.

NOTE 5 - Economic Dependency

     The Company currently uses one major distributor for most of its sales. That distributor accounted for 54% and 67% of all sales in the first quarter of 1999 and fiscal 1998, respectively. The Company could recognize significant declines in sales if the distributor or the Company chooses to alter its current sales relationship.

NOTE 6 - Member Contributions/Common Stock Transactions

     In 1997, the Company was organize as a Utah limited liability company with $170,000 of member contributions for start up operations.

     In 1998, the Company continued to operate as a limited liability company until December 31, 1998 when Intelliquis International, Inc. acquired 100% of the membership units in exchange for 32,511,600 shares of common stock.

     Before the acquisition, the corporation had 5,247,633 shares outstanding with no assets and no liabilities. In relation, net income per share or total average shares outstanding are not indicated for the first quarter of 1998 because the company was operating as a limited liability company during that time.

     Private Placement During the first quarter of 1999, the Company concluded a private placement offering of common stock. The amount raised was $1,062,000 with 1,446,000 shares issued. Also, the Company repurchased 6,202,944 of the company shares for $160,000.


NOTE 7 - Subsequent Events

     In 1999, the Company leased office space for a term of three years at $4,000 per month. In addition, the Company has converted approximately 272 of warehouse space to office space.
















      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities was $344,684 and $48,668 for the three months ended March 31, 1999 and 1998, respectively. The Company's operating cash flows have been insufficient to satisfy growing cash needs without the help of a private placement offering of $1,062,000 (1,446,000 shares) during the first quarter of 1999.

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

  The Company is now looking to raise equity financing of $5,000,000 to $10,000,000 to provide additional working capital to meet the Company's growth plans. With the additional infusion of capital and the existing receivables, the Company is planning to build extra inventory, hire additional staff, meet its budgeted marketing efforts and acquire other products or businesses.

RESULTS OF OPERATIONS

  The Company derives revenue from software products, which are republished by Intelliquis. The Company sells its products in North America primarily through retailers and distributors. The Company's international sales represented less than 1% and 0% of sales during the first quarter of 1999 and 1998, respectively.

  The Company's sales increased $1,029,236 from $191,038 for the first quarter of 1998 to $1,220,174 for the same period in 1999. The Company's increase in sales and increases in other items from operations are due primarily to the increasing retail and direct sales channels. In addition, the Company had three more products in its sales production than existed during the first quarter of 1998.

  Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $503,690 for the three months ended March 31, 1999 and constituted 41% of total sales as compared to $49,149 or 26% of total sales for the same period in 1998. The change in the percent of sales is primarily due to an increase in royalty fees and cost of production for the titles being produced during the first quarter of 1999. Cost of the TOTALFAX program increased due to a promotion that includes a modem with the purchase of each product. The
Company anticipates that cost of sales as a percentage of sales will be near 40% for the next quarter and should decrease to approximately 38% for the last two quarters of the year.

  The total sales and marketing for the first quarter of 1999 amounted to $118,316 while the same period in 1998 amounted to $30,448. The increase of $87,868 in sales and marketing expenses is primarily due to the Company's aggressive marketing of its' products through a number of major retailers. However, sales and marketing expense as a percentage of sales decreased from 16% and 10% for the three months ended March 31, 1998 and 1999, respectively. The Company expects sales and marketing expense to be approach 13% for the next quarter and to end the year at about 12%.

  General and administrative expenses increased $215,014 during the first three months ended March 31, 1999 over the same period in 1998. The increase in costs can be attributed to the continued growth of the Company. The growth of the Company has made it necessary to hire more employees and to lease additional office and warehouse space. Although general and administrative costs have increased the costs as a percentage of sales has decreased 5% to 22% from 27% for the first quarter of 1999 and 1998, respectively. The
Company expects general and administrative costs as a percent of sales to continue to decrease for the rest of the year.

  For the rest of 1999, the Company is expected to continue its strong growth by realizing overseas growth in its current product lines. The Company has already exceeded 1998 sales in the first four months of 1999 and is expected to experience additional growth in its sales of its IntelliFix 2000 product as the year 2000 approaches and the Y2K problem becomes more prominent. The Company has also established sales/fulfillment centers in Ireland and Malaysia to handle sales in Europe and the Far East. International sales are expected to be approximately 30% of total volume for 1999.

  The Company is currently planning to use the proceeds of the private placements for expanding its marketing budget and setting aside funds for acquisition of subsidiaries for an expansion and diversification of its products and/or other services to carry its revenue beyond 1999.

  The Company currently does not anticipate any production and/or sales facilities and personnel limitations to fulfill its goals for 1999 and beyond. The Company is also expanding its sales potential and presence by selling its products directly to consumers over the internet, thus eliminating a significant overhead of wholesale and retail marketing through existing channels.





                               PART II
                          OTHER INFORMATION



                      ITEM 1.  LEGAL PROCEEDINGS

Not Applicable


          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable


               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                      ITEM 5.  OTHER INFORMATION

Not Applicable

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Intelliquis International, Inc.

              By: Bernard Yaw

              /s/ Bernard Yaw

Dated: May 17, 1999