Form 10QSB
period 1999-06-30
INTELLIQUIS INTERNATIONAL INC
filed 1999-08-16
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended JUNE 30, 1999

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

As of August 4, 1999 the number of shares outstanding of the Registrant's Common Stock was 33,462,420.

Transitional Small Business Disclosure Format - (check one):
[   ] YES    [ X ] NO

               Intelliquis International Inc. and Subsidiary
                 (formerly Leesburg Land and Mining, Inc.)

                                Form 10QSB

               For the Quarterly Period Ended June 30, 1999

                             Table of Contents


Part I.  Financial Information                                 Page

     Item 1.  Financial Statements

a)  Condensed Balance Sheets as of June 30, 1999 and
    December 31, 1998                                           3

b) Condensed Statements of Operations for the three and
   six months ended June 30, 1999 and 1998                      4

c) Condensed Statements of Cash Flows for the six months
   ended June 30, 1999 and 1998                                  5

d) Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis                   10

Part II.  Other Information                                     14

Item 1.  Legal Proceedings                                      14

Item 2.  Changes in Securities and Use of Proceeds              14

Item 3.  Defaults upon Senior Securities                        14

Item 4.  Submission of Matters to a Vote of Security Holders    14

Item 5.  Other Information                                      14

Item 6.  Exhibits and Reports on Form 8-K                       14

Signatures                                                      15



                                  PART I
                           FINANCIAL INFORMATION


                       ITEM 1.  FINANCIAL STATEMENTS

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                          Condensed Balance Sheets


                                  ASSETS
                                                 June 30,      December 31,
                                                  1999             1998
                                               (Unaudited)      (Audited)

Current assets
    Cash                                      $   56,064      $23,074
   Accounts receivable (Note 2)                2,722,188      619,966
   Inventory (Note 2)                            140,440      130,517
   Prepaid expenses                               16,479        6,838
   Deposits                                        8,753          500
                                               2,943,924      780,895

Property, Plant & Equipment (Note 2)             119,604       54,297

Other assets
   Certificate of deposit (Note 2)                41,584       40,351
   Intangibles (Note 2)                            7,271        8,328

Total Assets                                   $3,112,383     $883,871





                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses      $1,407,371          $502,973
   Short term notes (Note 3)                      79,500           104,500
   Short term notes - related party (Note 4)       1,000            85,000
                                               1,487,871           692,473
Commitments and Contingencies (Note 8)

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, no shares outstanding                     -      -
   Common Stock, 50,000,000 shares authorized,
    $.001 par, 39,665,364 and 37,759,233
    shares issued and outstanding, respectively (Note 6)    39,665   37,759
   Additional paid in capital                            1,342,335  132,241
   Retained earnings                                       402,512   21,398
   Treasury Stock (Note 6)                                (160,000)     -


                                                         1,624,512   191,398

Total Liabilities and Stockholders' Equity             $3,112,383   $883,871











              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                    Condensed Statements of Operations
                    For the three and six months ended
                          June 30, 1999 and 1998
                                (Unaudited)

                               Three Months Ended         Six Months Ended
                              June 30,    June 30,       June 30,   June 30,
                               1999         1998          1999       1998


Sales                   $  2,199,137    $ 643.607      3,419,410    834,645

Cost of Sales              1,151,990      189,624      1,655,680    238,773

Gross Margin               1,047,147      453,983      1,763,730    595,872

Expenses:
   Sales & Marketing         276,831      258,827        395,447    289,437
   General & Administrative  472,399       69,013        738,655    120,909


          Total Expenses     749,230     327,840       1,134,102     410,346


Operating Income (Loss)      297,917     126,143        629,628      185,526

Other Income (Expense)          (217)      (643)         (4,687)        (643)

Net Income (Loss) before Taxes 297,700   125,500         624,941      184,883


Taxes (Note 1)                 116,148      -            243,827          -

Net Income (Note 6)            181,552   125,500        $381,114      184,883


Net Income Per Share
 (Note 6)                        .006       -               .011          -

Total average shares
outstanding                 33,178,790      -           34,167,578         -





              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                          Statements of Cash Flows
                         For the six months ended
                          June 30, 1999 and 1998
                                (Unaudited)

                                                             Six Months Ended
                                                                 June 30,
                                                              1999      1998


Cash Flows from Operating
 Activities:
     Net income                                           $381,114    $184,883
     Non Cash Flow Items:
         Depreciation & Amortization                        12,193      3,651
     Increase (decrease) in
          Accounts receivable                           (2,102,222)   (676,313)
          Inventory                                         (9,923)   (10,617)
          Prepaid expenses & deposits                      (17,894     (3,995
          Accounts payable & accrued expenses              904,398    419,350


Net Cash Flows used in
 Operating Activities                                     (832,334)  (83,041)

Cash Flows from Financing Activities:
     Cash from private placement of stock                1,062,000    -
     Stock issued for public relations services            150,000    -
     Purchase of treasury stock                           (160,000)    -

Net Cash Flows from
 Financing Activities                                    1,052,000     -

Cash Flows from Investing
 Activities:
     Purchase of fixed assets                              (76,443)  (8,828)
     Purchase of intangibles & other assets                 (1,233      -
     Proceeds from short-term debt                             -      5,000
     Cash used to pay-off short-term debt                  (109,000  40,000


Net Cash Flows used in Investing Activities                (186,676   36,172


Net increase (decrease) in cash                              32,990   (46,869)

Cash, beginning of year                                      23,074    52,455

Cash, end of period                                          $ 56,064  $5,586

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                           $   -     $ -
     Interest                                        $  9,594  $ 643








              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                               June 30, 1999

NOTE 1 - Background and History

     Intelliquis International, Inc. (the Company) (formerly Leesburg Land and Mining, Inc.) was created on June 21, 1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any business activity since that time. The Company changed its name in December 1998.

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

     Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense was $2115 for 1998. The Company's amortization expense for the second quarter of 1999 and 1998 was $529 and $529, respectively. Amortization expense for the first six months of 1999 and 1998 was $1,028 and $529, respectively.

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

     Income Taxes The Company adopted Statement of Financial Standards No. 109 "Accounting for Income Taxes" in the fiscal year ended December 31, 1998 and applied it retroactively.

     Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes
(a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     The federal income tax provision is $101,264 and $0 for the second quarter of 1999 and 1998, respectively. The state tax provision is $14,884 and $0 for the second quarter of 1999 and 1998, respectively. The federal income tax provision is $212,580 and $0 for the first six months of 1999 and 1998, respectively. The state tax provision is $31,247 and $0 for the first six months of 1999 and 1998, respectively.



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                                June 30, 1999

NOTE 2 - Significant Accounting Policies (continued)

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 1998 and earlier years; accordingly, no deferred tax liabilities have been recognized for all periods.

     The Company has cumulative net operating loss carry forwards of more than $4,000,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carry forwards as the likelihood of future tax benefit from such net operating loss carry forwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carry forwards, estimated based upon current tax rates at December 31, 1998, have been offset by valuation reserves of the same amount.

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

     Fixed Assets

          Fixed assets consist of the following:
                                             June 30,            December 31,
                                               1999                 1998

          Computer Equipment & Software     $106,135                $32,886
          Office Equipment & Furniture        37,742                 34,549
                                             143,877                 67,435
          Less: Accumulated Depreciation     (24,273)               (13,138)
                                          $  119,604              $  54,297

     Computer equipment and software is being depreciated on the straight line method over three to five years. Office equipment is being depreciated on the straight line method over five years. Depreciation expense was $8,641 for 1998. For the second quarter the depreciation expense is $6,224 and $1,912 for 1999 and 1998, respectively. For the first six months the depreciation expense is $11,135 for 1999 and $3,122 for 1998.

     Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group referred to here as the "Company". All inter-company accounts and transactions have been eliminated.

     Accounts Receivable Accounts Receivable are shown net of allowance for returns of $328,000 and $186,660 and allowance for bad debt of $150,000 and $150,000 for the first six months ended June 30, 1999 and for fiscal year 1998, respectively.



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                               June 30, 1999

NOTE 3 - Short Term Notes

     The Company has acquired short term borrowing for working capital as follows:

                                                   June 30,         December 31,
                                                     1999             1998

         Note payable to a bank, secured by
         $40,000 certificate of deposit, all
         assets of the Company and personal
         guarantees from certain officers of
         the corporation, interest stated at 10%,
         due March 10, 2000                       $   79,500      $  79,500

         Note payable to an individual, no
         security, interest stated at 25%
         payable in January 1999                         -           25,000

                                                    $   79,500     $ 104,500


     Interest expense for fiscal 1998 was $3,584. The interest expense for the second quarter of 1999 is $3,016 and $643 for the same quarter in 1998. The Company incurred interest expense of $9,594 and $643 for the first six months of 1999 and 1998, respectively.

NOTE 4 - Short Term Notes - Related Party

     The Company has acquired short term financing from two officers of the corporation. One loan was for $80,000 and was paid during the first quarter of 1999. The other loan is for $5,000 of which $4,000 was paid during the second quarter of 1999. This is a demand note with no interest accruing.

NOTE 5 - Economic Dependency

     The Company currently uses one major distributor for most of its sales. That distributor accounted for 55% and 76% of all sales in the second quarter of 1999 and 1998, respectively. The same distributor accounted for 55% and 75% of sales in the first six months of 1999 and 1998, respectively. The Company could recognize significant declines in sales if that distributor or the Company chooses to alter its current sales relationship.

NOTE 6 - Member Contributions/Common Stock Transactions

     In 1998, the Company continued to operate as a limited liability company until December 31, 1998 when Intelliquis International, Inc. acquired 100% of the membership units in exchange for 32,511,600 shares of common stock. Before the acquisition, the corporation had 5,247,633 shares outstanding with no assets and no liabilities. In relation, net income per share or total average shares outstanding are not indicated for the second quarter or first six months of 1998 because the company was operating as a limited liability company during that time.





              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                               June 30, 1999



     On April 12, 1999 the Company announced a 3-for-1 stock split payable to shareholders of record as of the close of business on April 23, 1999. The payout date was April 29, 1999 and the execution date was April 30, 1999. All numbers pertaining to the shares of the company have been reported using the 3-for-1 stock split.

     Private Placement During the first quarter of 1999, the Company concluded a private placement offering of common stock. The amount raised was $1,062,000 with 1,446,000 shares issued. The Company issued 159,300 shares for commissions of $106,200 related to the private placement. In addition, the company issued 75,831 shares for attorney fees of $50,554 incurred as a part of the private placement. Also, in the first quarter of 1999, the Company repurchased 6,202,944 of the company shares for $160,000. During the second quarter the Company issued 225,000 shares to an investor relations firm for $150,000 in services.


NOTE 7 - Subsequent Events

     In January of 1999, the Company leased office space for a term of three years at $4,000 per month. In addition, the Company has converted approximately 272 of warehouse space to office space.

     The Company entered into an asset acquisition agreement with Direct Media Communications on July 7, 1999. The asset being acquired is a technology code-named global communication module (GCM) which allows for an unlimited number of users to interact over networks and/or the Internet using a variety of data types, including audio, live and recorded video, text and html, among others, and combines these various data types into one data stream. Pursuant to that agreement the Company is obligated to acquire the assets of Direct Media for 1.5 million shares of common stock and the payment of $1 million in cash which the Company is obligated to pay on or before October
7, 1999. The Company is also obligated to issue up to an additional 12 million shares to Direct Media based on the future sales of the GCM.


NOTE 8 - Commitments and Contingencies

     On May 6, 1999, On The Planet, Inc. filed a lawsuit in the United States District Court for the District of Utah against Intelliquis International, Inc. ("Intelliquis"). The claims purportedly arise out of a Software Rights Agreement under which Intelliquis granted On The Planet "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. On The Planet asserts that Intelliquis violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. On The Planet asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, On The Planet is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by On The Planet, Intelliquis has denied the claims filed against it and has filed counterclaims seeking rescission of the Software Rights Agreement and asserting breach of contract of that Agreement. Intelliquis has also filed a motion to amend its counterclaims and add additional claims against On The Planet and its principal, Ernest Hemple, arising from conduct that Intelliquis believes constitutes defamation and interference with contract. If an amicable resolution is not reached in the near future, Intelliquis intends to vigorously defend the action and prosecute its counterclaims.





      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

BACKGROUND

  The Company seeks to become a leading republisher, marketer and supporter of Year 2000, Internet utility, productivity and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc. in Colorado for the purpose of conducting mining operations. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, which then became a wholly owned subsidiary ("the Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and organized in December 1997 as a Utah Limited Liability Company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.

  The Company (hereafter "the Company" may be used to include the activities of its newly acquired Subsidiary) seeks to build a leadership position in the computer software retail market by licensing fully tested software applications from independent software developers. In time, the Company intends to acquire a family of software applications. The Company's main emphasis lies in PC utilities titles, but the Company intends in the future to offer a selection of reference, productivity and communication titles both in the North American and International market. The software products are being marketed through traditional software distribution channels and the Internet's World Wide Web. The Company is currently building distribution and financing capabilities worldwide, with particular emphasis in Southeast Asia.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities was $832,334 and $83,041 for the six months ended June 30, 1999 and 1998, respectively. The Company's operating cash flows have been insufficient to satisfy growing cash needs without the help of a private placement offering of $1,062,000 (1,446,000 shares) during the first quarter of 1999. Also, the Company is currently negotiating better terms for outstanding accounts receivable which will aid to increase cash flow. However due to the growth of the Company, the Company anticipates that it will need additional funds other than that provided through operations in order to meet its obligations.

  Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. Management believes that continued financing from private investors through the issuance of Common Stock must be obtained in order to meet the Company's expected growth and capital needs for the coming year. The Company is currently pursuing additional funding through a private placement of $5,000,000 to $10,000,000 to provide additional cash to meet the Company's growth plans. With the additionalinfusion of capital and the existing receivables, the Company is planning to build additional inventory, hire additional staff, meet its budgeted marketing efforts and acquire other products or businesses.




RESULTS OF OPERATIONS

Three Months Ended June 30, 1999 and 1998

  The Company derives revenue from the sale of software products, which it licences from developers and resells. The Company sells its products in North America primarily through retailers and distributors. The Company's international sales represented less than 1% and 0% of sales during the second quarter of 1999 and 1998, respectively.

  The Company's sales increased $1,555,530 from $643,607 for the second quarter of 1998 to $2,199,137 for the same period in 1999. The Company's increase in sales and increases in other items from operations are due primarily to the increasing sales of the IntelliFix 2000, Web-Site Traffic Builder and Total
Fax products. The Company expects sales to continue to increase for the rest of the fiscal year due to the growing demand for its year 2000 software products.

  Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $1,151,990 for the three months ended June 30, 1999 and constituted 52% of total sales as compared to $189,624 and 29% of total sales for the same period in 1998. The change in the percent of sales is primarily due to an increase in royalty fees and cost of production for the titles being produced during the second quarter of 1999. The bulk of this increase is associated with a special promotion that the company conducted with respect to one of its products, TotalFax. Cost of the TotalFax sales increased due to a promotion that includes the sale of a modem with the purchase of each product. In addition, the Company's increased sales of ISA cards has increased cost of goods sold as a percentage because the cost of production and royalties are significantly higher for the cards than other products. The Company anticipates that cost of sales as a percentage of sales should be approximately 50% for the next two quarters due to anticipated sales of the ISA cards.

  The total sales and marketing for the second quarter of 1999 amounted to $276,831 while the same period in 1998 amounted to $258,827. The Company participated in a variety of marketing promotions during the second quarter of 1999, but none were as expensive as the free TotalFax rebate offered in 1998. In the second quarter of 1998 the Company participated in a promotion for a rebate with the purchase of the TotalFax program. Sales and marketing expense as a percentage of sales were 13% and 40% for the three months ended June 30, 1999 and 1998, respectively. The Company expects sales and marketing expense to approach 12% for the next two quarters as it continues its aggressive marketing promotions.

  General and administrative expenses totaled $472,399 and $69,013 for the three months ended June 30, 1999 and 1998, respectively. The increase in costs can be attributed to the continued growth of the Company and the hiring of an investor relations firm. The growth of the Company has made it necessary to hire more employees and to lease additional office and warehouse space.
General and administrative costs have increased as a percentage of sales to 21 %from 11% for the three months ended June 30, 1999 and 1998, respectively. The Company anticipates general and administrative expenses as a percentage of sales to decrease to 20% over the next two quarters due economies of scale that have been achieved.

  For the rest of 1999, the Company expects to continue to grow by realizing
overseas growth in its current product lines.   During the second quarter of
1999, the Company established a sales/fulfillment center in Ireland to handle sales in Europe. Also, the Company has a similar arrangement in Malaysia to handle sales in the Far East. International sales are expected to be approximately 30% of total volume for 1999. The Company's sales for the first six months has already exceeded total sales for fiscal year 1998 and is expected to experience additional growth in its sales of its IntelliFix 2000 product and ISA Cards as the year 2000 approaches and the Y2K problem becomes more prominent. In addition, the Company plans to market and sale the global communication module (GCM), acquired with Direct Media, during the fourth quarter of 1999. The GCM allows for an unlimited number of users to interact over networks and/or the Internet using a variety of data types, including audio, live and recorded video, text and html, among others, and combines these various data types into one data stream.

  The Company is currently planning to use the proceeds of the private placements for expanding its marketing budget, for acquisitions of subsidiaries and for expansion and diversification of its products and/or other services.

  The Company is also expanding its sales potential and presence by selling its products directly to consumers over the Internet, thus eliminating significant overhead expenses associated with wholesale and retail marketing through existing channels.

  For the three months ended June 30, 1999, the Company reported operating income of $297,917, compared to operating income of $126,143 in the corresponding period in 1998. The increase is primarily attributed to increased sales of the IntelliFix 2000, Web-Site Traffic Builder and Total Fax products.

  For the three months ended June 30, 1999, the Company reported net income of $181,552, compared to net income of $125,500 in the corresponding period in 1998. The increase is primarily attributed to increased sales of the IntelliFix 2000, Web-Site Traffic Builder and Total Fax products.


Six Months Ended June 30, 1999 and 1998

  The Company's sales amounted to $3,419,410 and $934,645 for the six months ended June 30, 1999 and 1998, respectively. The Company's increase in sales and increases in other items from operations are due primarily to the increased sales of the IntelliFix 2000, Web-Site Traffic Builder and Total Fax products. Also, the Company had three more products in its sales production for the first six months that were not in the sales channels for all six months of the same period in 1998. In addition, sales of the ISA Cards have increased dramatically during 1999 over the same period in 1998.

  The cost of sales totaled $1,655,680 and $238,773 for the first six months of 1999 and 1998, respectively. Cost of sales as a percentage of sales increased to 48% for the first six months of 1999 from 29% for the same period in 1998. The change in the percent of sales is primarily due to an increase in royalty fees and cost of production for the titles being produced during the first six months of 1999. The bulk of this increase is associated with a special promotion that the Company conducted with respect to one of its products, TotalFax. Cost of the TotalFax product increased due to a promotion that includes the sale of a modem with the purchase of each product. In addition, the Company's increased sales of ISA cards has increased cost of goods sold as a percentage because the cost of production and royalties are significantly higher for the cards than other products. The Company anticipates that cost of sales as a percentage of sales should be approximately 50% for the next two quarters due to anticipated sales of the ISA cards.

  The total sales and marketing for the first six months of 1999 amounted to $395,447 while the same period in 1998 amounted to $289,437. The increase of $106,010 in sales and marketing expenses is primarily due to the Company's aggressive marketing of its' products through a number of major retailers. The increase would be larger if not for the TotalFax rebate promotion offered during the first six months of 1998. The Company expects sales and marketing expense to approach 12% for the next two quarters as it continues its aggressive marketing promotions.

  General and administrative expenses totaled $738,655 and $120,909 for the first six months of 1999 and 1998, respectively. General and administrative expenses amounted to 22% and 14% of sales for the first six months of 1999 and 1998, respectively. The growth of the Company has made it necessary to hire more employees and to lease additional office and warehouse space. In addition, the Company has employed an investor relations firm that has significantly increased general and administrative expenses. The Company anticipates general and administrative expenses as a percentage of sales to decrease to 20% over the next two quarters due economies of scale that have been achieved.

  For the six months ended June 30, 1999, the Company reported operating income of $629,628, compared to operating income of $185,526 in the corresponding period in 1998. The increase is primarily attributed to increased sales of the IntelliFix 2000, Web-Site Traffic Builder and Total Fax products.

  For the six months ended June 30, 1999, the Company reported net income of $381,114, compared to net income of $184,883 in the corresponding period in 1998. The increase is primarily attributed to increased sales of the IntelliFix 2000, Web-Site Traffic Builder and Total Fax products.


CERTAIN RISK FACTORS WHICH MAY IMPACT FUTURE OPERATING RESULTS AND MARKET PRICE OF STOCK

  Intelliquis operates in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond the Company's control and any of which may have an adverse effect on the Company's business, financial condition and results of operations. These uncertainties include, but are not limited to, the Company's reliance on the sale of few products; the Company's dependence on the ability of its distribution channels to market the Company's products; the Company's dependence on one major distributor for retail sales; the Company's reliance on its Y2K software for a majority of revenues; the uncertainty of the potential impact of the Year 2000 on computer systems; and the outcome of any litigation the Company may be involved in.

YEAR 2000 COMPLIANCE

  The Company has assessed the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems. Five thousand dollars ($5,000.00) has been incurred to upgrade existing systems so that they are Year 2000 compatible. The Company financed the upgrades with operating income. The Company anticipates additional expenditures of three hundred and fifty dollars ($350.00) in connection with Year 2000 compliance.

  The Company's two servers have been tested for Year 2000 compliance and each has been found to meet the National Software Testing Laboratories Standard.
Each of the Company's two operating systems have also been updated for Year 2000 compliance. Management believes that its computer systems are Year 2000 compliant. Nevertheless, significant uncertainty exists concerning the potential impact of the Year 2000 on computer systems generally. Any year
2000 compliance problems of the Company or any of its customers or such affiliates could have a material adverse effect upon the Company's business, results of operations, or financial condition. (See "Risk Factors").

  At the present time, the Company believes that a reasonable worst case scenario involving a Year 2000 event would be an interruption in certain normal business activities or operations. However, the Company believes that as it continues its year 2000 assessment the risk of such an event will decrease.
The Company currently is in the process of developing contingency plans for dealing with Year 2000 issues, including the worst case scenario just described. Those plans are scheduled to be complete and in place by September 30, 1999.

  The costs of the projects and the dates on which the Company believes it will complete the Year 2000 upgrades are based on management's best estimates at this time, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantees that these estimates will be achieved, that personnel trained in this area will be available at a reasonable cost, or that we will locate and correct all relevant computer codes and similar uncertainties.

  The "Year 2000 Problem" has arisen because many computer programs were written using only the last two digits to refer to a year (i.e. "98" for 1998). Therefore, these computer programs may not properly recognize the year 2000. If not corrected, many computer applications could fail or create erroneous results.



                               PART II
                          OTHER INFORMATION



                      ITEM 1.  LEGAL PROCEEDINGS

  On May 6, 1999, On The Planet, Inc. filed a lawsuit in the United States District Court for the District of Utah against Intelliquis International,
Inc. ("Intelliquis"). The claims purportedly arise out of a Software Rights Agreement under which Intelliquis granted On The Planet "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. On The Planet asserts that Intelliquis violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. On The
Planet asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, On The Planet is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by On The Planet, Intelliquis has denied the claims filed against it and has filed counterclaims seeking rescission of the Software
Rights Agreement and asserting breach of contract of that Agreement.
Intelliquis has also filed a motion to amend its counterclaims and add additional claims against On The Planet and its principal, Ernest Hemple, arising from conduct that Intelliquis believes constitutes defamation and interference with contract. If an amicable resolution is not reached in the near future, Intelliquis intends to vigorously defend the action and prosecute its counterclaims.


          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable


               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


                      ITEM 5.  OTHER INFORMATION

Not Applicable

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit No.                        Description
                  2.1                "Asset Acquisition Agreement with Direct
                                      Media, dated July 7, 1999"

                  27                  Financial Data Schedule


                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

              Intelliquis International, Inc.

              By: /s/ Dave Jones
              Dave Jones, Chief Financial Officer


Dated: August 13, 1999