Form 10QSB
period 1999-09-30
INTELLIQUIS INTERNATIONAL INC
filed 1999-11-26
CIK 726166

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.

                              FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                      Commission File No.  000-12139

                      Intelliquis International, Inc.
          (Exact name of Registrant as specified in its charter)

                        NEVADA                           87-0630562
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

As of November 15, 1999 the number of shares outstanding of the Registrant's Common Stock was 33,462,420.

Transitional Small Business Disclosure Format - (check one):
 [   ] Yes     [ X ] No




              Intelliquis International Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)

                               Form 10QSB

            For the Quarterly Period Ended September 30, 1999

                            Table of Contents


Part I.  Financial Information                                        Page

    Item 1.  Financial Statements

          a)  Condensed Balance Sheets
              as of September 30, 1999 and December 31, 1998               3

          b) Condensed Statements of Operations
             for the three and nine months ended September 30,
             1999 and 1998                                                 4

          c) Condensed Statements of Cash Flows
            for the nine months ended September 30, 1999 and 1998          5

          d) Notes to Financial Statements                                 6

    Item 2.  Management's Discussion and Analysis                          11

Part II.  Other Information                                                16

    Item 1.  Legal Proceedings                                              16

    Item 2.  Changes in Securities and Use of Proceeds                      16

    Item 3.  Defaults upon Senior Securities                                16

    Item 4.  Submission of Matters to a Vote of Security Holders            16

    Item 5.  Other Information                                              16

    Item 6.  Exhibits and Reports on Form 8-K                               16

     Signatures
                                                                            19



                                  PART I
                           FINANCIAL INFORMATION


                      ITEM 1.  FINANCIAL STATEMENTS

              Intelliquis International, Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)
                          Condensed Balance Sheets


                                  Assets
                                             September 30,     December 31,
                                                 1999              1998
                                              (Unaudited)        (Audited)
Current assets
    Cash                         $              45,706       $     23,074
   Accounts receivable (Note 2)              4,448,550            619,966
   Inventory (Note 2)                          373,539            130,517
   Prepaid expenses                             17,479              6,838
   Deposits                                      8,799                500

                                               4,894,073           780,895

Property, Plant & Equipment (Note 2)             164,623            54,297

Other assets
   Certificate of deposit (Note 2)                42,003            40,351
   Intangibles (Note 2)                            6,743             8,328

Total Assets                       $           5,107,442       $    883,871


                   Liabilities and Stockholders' Equity

Current Liabilities
   Accounts payable and accrued expenses        2,852,980            502,973
   Short term notes (Note 3)                      337,596            104,500
   Short term notes - related party (Note 4)        1,000             85,000
                                                3,191,576            692,473
   Commitments and Contingencies (Note 8)

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, no shares outstanding            -                -
   Common Stock, 50,000,000 shares authorized,
    $.001 par, 39,665,364 and 37,759,233
    shares issued and outstanding, respectively
    (Note 6)                                         39,665            37,759
   Additional paid in capital                     1,342,335           132,241
   Retained earnings                                693,866            21,398
   Treasury Stock (Note 6)                         (160,000)              -


                                                  1,915,866           191,398


Total Liabilities and Stockholders' Equity        5,107,442           883,871







             Intelliquis International, Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)
                    Condensed Statements of Operations
                   For the three and nine months ended
                       September 30, 1999 and 1998
                               (Unaudited)

                           Three Months Ended          Nine Months Ended
                     September 30,   September 30, September 30,  September 30,
                         1999           1998            1999           1998


Sales              $  3,047,603     $  548,316  $  6,467,014    $ 11,382,961

Cost of Sales         1,558,358         54,779     3,214,038         293,552

Gross Margin          1,489,245         493,537    3,252,976        1,089,409

Expenses:
Sales & Marketing       531,834         136,416      926,830          425,639
General &
Administrative          361,894         117,106     1,100,526         238,234


Total Expenses          893,728         253,522     2,027,356         663,873


Operating Income
(Loss)                 595,517          240,015     1,225,620         425,536

Other Income
(Expense)             (118,280)              -       (122,967)          (643)

Net Income
(Loss) before
Taxes                  477,237           240,015     1,102,653        424,893


Taxes (Note 1)         186,358             -            430,185         -

Net Income
(Note 6)         $     290,879     $     240,015      $  672,468  $  424,893


Net Income
Per Share
(Note 6)         $       .009      $       -          $     .020    $-

Total average
shares
outstanding        33,462,420               -           33,925,794      -


            Intelliquis International, Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)
                          Statements of Cash Flows
                        For the nine months ended
                       September 30, 1999 and 1998
                              (Unaudited)
                                                           Nine Months Ended
                                                             September 30,
                                                           1999        1998

Cash Flows from Operating
 Activities:
     Net income                                       $  672,468     424,893
     Non Cash Flow Items:
         Depreciation & Amortization                      23,827       6,831
     Increase (decrease) in
          Accounts receivable                          (3,828,584)  (887,124)
          Inventory                                      (243,022)  (16,588)
          Prepaid expenses & deposits                     (18,940)   (3,995)
          Accounts payable & accrued expenses            2,350,007    334,037


Net Cash Flows used in
 Operating Activities                                    (1,044,244)(141,946)

Cash Flows from Financing Activities:
     Cash from private placement of stock                 1,062,000      -
     Stock issued for public relations services             150,000      -
     Purchase of treasury stock                            (160,000)     -

Net Cash Flows from
 Financing Activities                                     1,052,000      -


Cash Flows from Investing
 Activities:
     Purchase of fixed assets                             (132,568)  (26,562)
     Purchase of intangibles & other assets                 (1,652)  (40,000)
     Proceeds from short-term debt                          257,096  153,478
     Cash used to pay-off short-term debt                  (108,000)    -

Net Cash Flows used in Investing Activities                  14,876   86,916

Net increase (decrease) in cash                              22,632   (55,030)

Cash, beginning of year                                      23,074    52,455

Cash, end of period                                      $   45,706  ($2,575)

Supplemental Cash Flow Information
   Cash Paid for:                                        $     -      $     -
     Interest                                            $   12,509   $ 643



              Intelliquis International, Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                             September 30, 1999

NOTE 1 - Background and History

     Intelliquis International, Inc. (the "Company") (formerly Leesburg Land and Mining, Inc.) was created on June 21,1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any
business activity since that time.  The      Company changed its name in
December 1998 to its current name.

     Also in December 1998, the Company created and later merged with a Nevada subsidiary. Intelliquis, LLC was created in 1997 as a corporation and later reorganized as a limited liability company in the State of Utah. Intelliquis was organized for the purpose of licensing and marketing computer software to wholesale and private label customers.

     Intelliquis International, Inc. acquired all of the outstanding ownership units of Intelliquis LLC effective December 31, 1998.

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

     Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense was $2,115 for 1998. The Company's amortization expense for the third quarter of 1999 and 1998 was $529 and $529, respectively. Amortization expense for the first nine months of 1999 and 1998 was $1,586 and $1,058, respectively.

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

     The federal income tax provision is $162,472 and $0 for the third quarter of 1999 and 1998, respectively. The state tax provision is $23,886 and $0 for the third quarter of 1999 and 1998, respectively. The federal income tax provision is $375,052 and $0 for the first nine months of 1999 and 1998, respectively. The state tax provision is Intelliquis International, Inc. and Subsidiary (formerly Leesburg Land and Mining, Inc.)



                    Notes to The  Financial Statements
                             September 30, 1999

NOTE 2 - Significant Accounting Policies (continued)

     $55,133 and $0 for the first nine months of 1999 and 1998, respectively.

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

     Certificate of Deposit The Company holds a Certificate of Deposit as partial security for a short term loan at the Company's bank (see Note 3). The certificate matures on March 10, 2000. Interest is stated at 4.91%.

     Fixed Assets

     Fixed assets consist of the following:
                                             September 30,         December 31,
                                                1999                   1998

     Computer Equipment & Software     $        142,020           $   32,886
     Office Equipment & Furniture                57,983               34,549
                                                200,003               67,435
     Less: Accumulated Depreciation             (35,380)             (13,138)
                                        $       164,623            $   54,297

     Computer equipment and software is being depreciated on the straight line method over three to five years. Office equipment is being depreciated on the straight line method over five years. Depreciation expense was $8,641 for 1998. For the third quarter the depreciation expense is $11,106 and $2,652 for 1999 and 1998, respectively. For the first nine months the depreciation expense is $22,242 for 1999 and $5,774 for 1998.

     Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group referred to here as the "Company". All inter-company accounts and transactions have been eliminated.


              Intelliquis International, Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                             September 30, 1999

NOTE 3 - Short Term Notes

Accounts Receivable

     Accounts Receivable are shown net of allowance for returns of $411,446 and $186,660 and allowance for bad debt of $210,000 and $150,000 for the first nine months ended September 30, 1999 and for fiscal year 1998, respectively.

     The Company has acquired short term borrowing for working capital as follows:

                                           September 30,       December 31,
                                               1999                 1998
   Note payable to a bank, secured by
   $40,000 certificate of deposit, all
   assets of the Company and personal
   guarantees from certain officers of
   the corporation, interest stated at 10%,
   due March 10, 2000                   $        79,500         $   79,500

   Line of credit payable to a private lending
   institution, secured by inventory and
   personal guarantees from certain officers
   of the corporation, interest stated at 7%
   per month                                      258,096              -

   Note payable to an individual, no
   security, interest stated at 25%
   payable in January 1999                            -              25,000

                                            $       337,596      $  104,500

     Interest expense for fiscal 1998 was $3,584. The interest expense for the third quarter of 1999 is $59,154 and $0 for the same quarter in 1998. The Company incurred interest expense of $68,749 and $643 for the first nine months of 1999 and 1998, respectively.

NOTE 4 - Short Term Notes - Related Party

     The Company has acquired short term financing from two officers of the corporation. One loan was for $80,000 and was paid during the first quarter of 1999. The other loan is for $5,000 of which $4,000 was paid during the second quarter of 1999. This is a demand note with no interest accruing.

NOTE 5 - Economic Dependency

     The Company currently uses one major distributor for most of its sales. That distributor accounted for 39% and 87% of all sales in the third quarter of 1999 and 1998, respectively. The same distributor accounted for 47% and 95% of sales in the first nine months of 1999 and 1998, respectively. The Company could recognize significant declines in sales if that distributor or the Company chooses to alter its current sales relationship.


              Intelliquis International, Inc. and Subsidiary
                (formerly Leesburg Land and Mining, Inc.)
                    Notes to The  Financial Statements
                             September 30, 1999

NOTE 6 - Member Contributions/Common Stock Transactions

     In 1998, the Company continued to operate as a limited liability company until December 31, 1998 when Intelliquis International, Inc. acquired 100% of the membership units in exchange for 32,511,600 shares of common stock. Before the acquisition, the corporation had 5,247,633 shares outstanding with no assets and no liabilities. Also, net income per share or total average shares outstanding are not indicated for the third quarter or first nine months of 1998 because the company was operating as a limited liability company during that time.

     On April 12, 1999 the Company announced a 3-for-1 stock split payable to shareholders of record as of the close ofbusiness on April 23, 1999. The payout date was April 29, 1999 and the execution date was April 30, 1999. All numbers pertaining to the shares of the company have been reported using the 3-for-1 stock split.

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


NOTE 7 - Subsequent Events

     The Company entered into an asset acquisition agreement with Direct Media Communications on July 7, 1999. The asset being acquired is a technology code -named global communication module (GCM) which allows for an unlimited number of users to interact over networks and/or the Internet using a variety of data types, including audio, live and recorded video, text and html, among others, and combines these various data types into one data stream. Pursuant to that agreement the Company is obligated to acquire the assets of Direct Media for 1.5 million shares of common stock and the payment of $1 million in cash which the Company is obligated to pay on or before October 7, 1999.
The Company is also obligated to issue up to an additional 12 million shares to Direct Media based on the future sales of the GCM. The Company made the $1 million payment on October 25, 1999 but has not closed the acquisition and is now renegotiating to restructure the transaction to acquire or license the GCM technology.

     In October of 1999, the company concluded a private placement offering of two thousand (2,000) shares of 6% Convertible Series A Preferred Stock at $1,000 per share and warrants to purchase one hundred thousand (100,000) shares of Common Stock. The total amount raised was $2,000,000 for the Preferred Stock and $100 for the warrants.

NOTE 8 - Commitments and Contingencies

     On May 6, 1999, On The Planet, Inc. filed a lawsuit in the United States District Court for the District of Utah against Intelliquis International, Inc. ("Intelliquis"). The claims purportedly arise out of a Software Rights Agreement under which Intelliquis granted On The Planet "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. On The Planet asserts that Intelliquis violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products.
On The Planet asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, On Intelliquis International, Inc. and Subsidiary (formerly Leesburg Land and Mining, Inc.)

                   Notes to The  Financial Statements
                             September 30, 1999

     The Planet is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by On The Planet, Intelliquis has denied the claims filed against it and has filed counterclaims seeking rescission of the Software Rights Agreement and asserting breach of contract of that Agreement. Intelliquis has also filed additional claims against On The Planet and its principal, Ernest Hemple, arising from conduct that Intelliquis believes constitutes defamation and interference with contract. If an amicable resolution is not reached in the near future, Intelliquis intends to vigorously defend the action and prosecute its counterclaims.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Background

  The Company seeks to become a leading republisher, marketer and supporter of Year 2000, Internet utility, productivity and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc. in Colorado for the purpose of conducting mining operations. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, which then became a wholly owned subsidiary (the "Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and organized in December 1997 as a Utah limited liability company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.

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

Liquidity and Capital Resources

  Net cash used in operating activities was $1,044,243 and $141,945 for the nine months ended September 30, 1999 and 1998, respectively. The increase in cash used in operating activities is primarily attributable to the increase in sales on account. The increases in inventory and accounts payable is due to purchases of ISA cards. The Company's operating cash flows have been insufficient to satisfy growing cash needs without the help of a private placement offering of $1,062,000 (1,446,000 shares) during the first quarter of 1999. Also, the Company concluded a second private placement in October of 1999 of $2,000,000 (2,000 shares of 6% Series A Preferred Stock and a warrant to purchase 100,000 shares of Common Stock).

  Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. Management believes that continued financing from private investors through the issuance of Common Stock must be obtained in order to meet the Company's expected growth and capital needs for the coming year. With the additional infusion of capital and the existing receivables, the Company is planning to build additional inventory, hire additional staff, meet its budgeted marketing efforts and acquire other products or businesses. There are no assurances, however, that the Company will be successful in its efforts to obtain additional equity financing.

  Accounts receivable has increased dramatically due to the growth in sales on account. Although the Company does not anticipate any problems related to accounts receivable


                                11


collections, it is currently taking measures to assure collection on all amounts outstanding. In addition, the Company continues to record an allowance for possible returns. Also, accounts payable had increased significantly due to the significant purchase of ISA cards.

  The Company eventually will also need to obtain additional credit facilities
for working capital purposes.    No assurance can be given, however that such
credit facilities will be available to the Company when or on the terms useful to the Company.

Results of Operations

Three Months Ended September 30, 1999 and 1998

  The Company derives revenue from the sale of software products, which it licences from developers and resells. The Company sells its products in North America primarily through retailers and distributors. The Company's international sales represented less than 6% and 1% of sales during the third quarter of 1999 and 1998, respectively.

  The Company's sales increased $2,499,287 from $548,316 for the third quarter of 1998 to $3,047,603 for the same period in 1999. The Company's increase in sales and increases in other items from operations are due primarily to the increasing sales of the IntelliFix 2000, Web-Site Traffic Builder and Total Fax products. The Company expects sales to continue to increase for the rest of the fiscal year due to the growing demand for its year 2000 software products.

  Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $1,558,358 for the three months ended September 30, 1999 and constituted 51% of total sales as compared to $54,779 and 10% of total sales for the same period in 1998. The change in the percent of sales is due to an increase in royalty fees and cost of production for the titles being produced during the third quarter of 1999. The bulk of this increase is associated with the Company's increased sales of ISA cards which has increased cost of goods sold as a percentage because the cost of production and royalties are significantly higher for the cards than other products. The Company anticipates that cost of sales as a percentage of sales should be approximately 50% for the next quarter due to anticipated sales of ISA cards.

  The total sales and marketing for the third quarter of 1999 amounted to $531,834 while the same period in 1998 amounted to $136,416. The Company participated in a variety of marketing promotions during the third quarter of 1999. In addition, the Company hired more sales people to meet the increasing demand for the year 2000 products. Sales and marketing expense as a percentage of sales were 17% and 25% for the three months ended September 30, 1999 and 1998, respectively. The Company expects sales and marketing expense to approach 15% for the next quarter as its marketing in preparation for the year 2000 will begin to wind down.

  General and administrative expenses totaled $361,894 and $117,106 for the three months ended September 30, 1999 and 1998, respectively. The increase in costs can be attributed to the continued growth of the Company. The growth of the Company has made it necessary to hire more employees and to lease additional office and warehouse space. General and administrative costs have decreased as a percentage of sales to 12% from 21% for the three months ended
September 30, 1999 and 1998, respectively.   The Company anticipates general
and administrative expenses as a percentage of sales to decrease to 10% the next quarter due economies of scale that have been achieved.

  For the rest of 1999, the Company expects to continue to grow by realizing overseas growth in its current product lines and the increased demand for the year 2000 products. The Company has a sales/fulfillment center in Ireland to handle sales in Europe and a similar center in Malaysia to handle sales in the Far East. International sales are expected to be approximately 30% of total volume for 1999. The Company is expected to experience additional growth in its sales of its IntelliFix 2000 product and ISA Cards as the year 2000 approaches and the Y2K problem becomes more prominent. In addition, the Company plans to market and sale the global communication module (GCM) during the fourth quarter of 1999. The GCM allows for an unlimited number of users to interact over networks and/or the Internet using a variety of data types, including audio, live and recorded video, text and html, among others, and combines these various data types into one data stream.

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

  For the three months ended September 30, 1999, the Company reported operating income of $595,517, compared to operating income of $240,015 in the corresponding period in 1998.
  For the three months ended September 30, 1999, the Company reported net income of $290,879, compared to net income of $240,015 in the corresponding period in 1998. These increases are primarily attributed to increased sales of the IntelliFix 2000, ISA Cards, Web-Site Traffic Builder and Total Fax products.

  The Company realizes that the sales of the Year 2000 products will significantly decrease in the year 2000. However, the Company is currently developing additional Internet and communications software which it anticipates releasing beginning the first quarter of the year 2000.


Nine Months Ended September 30, 1999 and 1998

  The Company's sales amounted to $6,467,014 and $1,382,961 for the nine months ended September 30, 1999 and 1998, respectively. The Company's increase in sales and increases in other items from operations are due primarily to the increased sales of the IntelliFix 2000, ISA Cards, Web-Site Traffic Builder and Total Fax products. Also, the Company had three more products in its sales production for the first nine months that were not in the sales channels for all nine months of the same period in 1998. In addition, sales of the ISA Cards have increased dramatically during 1999 over the same period in 1998.

  The cost of sales totaled $3,214,038 and $293,552 for the first nine months of 1999 and 1998, respectively. Cost of sales as a percentage of sales increased to 50% for the first nine months of 1999 from 21% for the same period in 1998. The change in the percent of sales is primarily due to an increase in royalty fees and cost of production for the titles being produced and sold during the first nine months of 1999. Part of this increase is associated with a special promotion that the Company conducted with respect to one of its products, TotalFax. Cost of the TotalFax product increased due to a promotion that includes the sale of a modem with the purchase of each product. In addition, the Company's increased sales of ISA cards has increased cost of goods sold as a percentage because the cost of production and royalties are significantly higher for the cards than other products.

  The total sales and marketing for the first nine months of 1999 amounted to $926,830 while the same period in 1998 amounted to $425,639. The increase in sales and marketing expenses is primarily due to the Company's aggressive marketing of its' products through a number of major retailers.

  General and administrative expenses totaled $1,100,526 and $238,234 for the first nine months of 1999 and 1998, respectively. General and administrative expenses amounted to 17% and 17% of sales for the first nine months of 1999 and 1998, respectively. The growth of the Company has made it necessary to hire more employees and to lease additional office and warehouse space. In addition, the Company has employed an investor relations firm that has significantly increased general and administrative expenses.

  For the nine months ended September 30, 1999, the Company reported operating income of $1,225,620 compared to operating income of $425,536 in the corresponding period in 1998.

  For the nine months ended September 30, 1999, the Company reported net income of $672,468 compared to net income of $424,893 in the corresponding period in 1998. The increase is primarily attributed to increased sales of the IntelliFix 2000, ISA Cards Web-Site Traffic Builder and Total Fax products.


Cautionary Statement for Purposes of the "Safe Harbor Provision" of the Private Securities Litigation Reform Act of 1995

  When used in this report, the words "believe," "plan," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those stated. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits or results anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company's to no experience the results contemplated in this report, or otherwise cause the Company's results of operations to be adversely affected in the future: (i) the Company's reliance on the sale of few products; (ii) the Company's dependence on the ability of its distribution channels to market the Company's products; (iii) the Company's dependence on one major distributor for retail sales; (iv) the Company's reliance on its Y2K software for a majority of revenues; (v) the uncertainty of the potential impact of the Year 2000 on computer systems; (vi) continued or increased competitive pressures from existing competitors and new entrants; (vii) unanticipated costs related to the Company's growth and operating strategies; (viii) loss of key members of management; (ix) deterioration of general economic conditions; (x) loss of customers or customer acceptance of Company products; (xi) unanticipated problems or "bugs" in the Company's software products; and (xii) the outcome of any litigation the Company may be involved in. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. Many such factors are beyond the control of the Company.

The forward-looking statements made herein are only made as of the date of the Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Year 2000 Compliance

  The Company has assessed the impact of the Year 2000 issue* on its information technology ("IT") and non-IT systems. Approximately six thousand five hundred dollars ($6,500.00) has been incurred to upgrade existing systems so that they are Year 2000 compatible. The Company financed the upgrades with operating income. The Company does not anticipate additional expenditures in connection with Year 2000 compliance for its internal systems.

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

  The Company has evaluated the risks to the Company of a disruption in its business resulting from Year 2000 compliance problems with its customers and suppliers. At the present time, the Company believes that a reasonable worst case scenario involving Year 2000 problems will be a loss of revenue due to an interruption in certain business activities or operations. The Company has canvassed critical suppliers and distributors and they have assured the Company that they are Year 2000 compliant. The Company has developed contingency plans for dealing with Year 2000 issues, including the worst case scenario just described. The contingency plan includes but is not limited to the following: (i) the Company will fulfill all significant orders a week before the end of the year to assure that the orders will be delivered prior to December 31, 1999, and (ii) purchase sufficient inventory to fulfill orders for the first two weeks into January of 2000.

  The "Year 2000 Problem" has arisen because many computer programs were written using only the last two digits to refer to a year (i.e. "98" for 1998). Therefore, these computer programs may not properly recognize the year 2000. If not corrected, many computer applications could fail or create erroneous results.


                             PART II
                        OTHER INFORMATION


                   ITEM 1.  LEGAL PROCEEDINGS

  On May 6, 1999, On The Planet, Inc. filed a lawsuit in the United States District Court for the District of Utah against Intelliquis International, Inc. ("Intelliquis"). The claims purportedly arise out of a Software Rights Agreement under which Intelliquis granted On The Planet "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. On The Planet asserts that Intelliquis violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. On The Planet asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, On The Planet is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by On The Planet, Intelliquis has denied the claims filed against it and has filed counterclaims seeking rescission of the Software Rights Agreement and asserting breach of contract of that Agreement. Intelliquis has also filed additional claims against On The Planet and its principal, Ernest Hemple, arising from conduct that Intelliquis believes constitutes defamation and interference with contract. If an amicable resolution is not reached in the near future, Intelliquis intends to vigorously defend the action and prosecute its counterclaims.

            ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

            ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                   ITEM 5.  OTHER INFORMATION

  On October 25, 1999, the Company entered into an agreement to sell to ROBI Investors LLC, a Delaware limited liability company ("Purchaser"), for $2,000,100 in cash the following securities: (a) 2,000 shares of 6% convertible Series A Preferred Stock, par value $0.001 per share ("Series A Preferred Stock") (the "Initial Shares"); warrants to purchase 100,000 shares of common stock ("Initial Warrants"); a warrant ("Conditional Warrant") to purchase up to 3,000 shares of Series A Preferred Stock ("Additional Shares"), with warrants to purchase up to 150,000 shares of common stock )"Additional Warrants"). The terms and conditions of the sale are set forth in a Stock Purchase Agreement with accompanying ancillary agreements as exhibits (the "Stock Purchase Agreement"). The Company closed the sale on October 26, 1999.

  Each share of Series A Preferred Stock is convertible into shares of common stock, subject to certain adjustments and other terms as provided in the Certificate of Designation applicable to the Series A Preferred, on the following terms:

  Each share of Series A Preferred Stock is convertible, at the option of the holder thereof, at any time and from time to time, into such number of fully paid and nonassessable shares of Common Stock as is determined by dividing $1,000, plus the amount of any accrued and unpaid dividends the Company
elects to pay in   Common Stock, by the Conversion Price (as defined below) in effect at the time ofconversion. The Conversion Price at which shares of Common Stock shall be deliverable upon conversion of Series A Preferred Stock without the payment of additional consideration by the holder thereof (the "Conversion Price") shall be the lower of (i) 115% of the average Closing Bid Price of the shares of Common Stock for the five (5) trading days immediately preceding the Initial Closing Date (as defined in Securities Purchase Agreement) or (ii) 80% of the average of the three lowest Closing Bid Prices of the shares of Common Stock for the twenty (20) trading days immediately preceding the Series A Preferred Stock Conversion Date (as hereinafter defined). For these purposes, the term "Closing Bid Price" means, for any security as of any date, the closing bid price on the principal securities exchange or trading market where the Common Stock is listed or traded as reported by Bloomberg, L.P. ("Bloomberg") or, if applicable, the closing bid price of the Common Stock in the over-the-counter market on the electronic bulletin board for such security as reported by Bloomberg, or, if no closing bid price is reported for the Common Stock by Bloomberg, then the average of the bid prices of any market makers for such security as reported in the "pink sheets" by the National Quotation Bureau, Inc. If the Closing Bid Price of the Common Stock can not be calculated on such date on any of the foregoing bases, the Closing Bid Price of the Common Stock on such date shall be the fair market value as determined by the holders of a majority of the outstanding shares of Series A Preferred Stock being converted for which the calculation of the Closing Bid Price is required in order to determine the Conversion
Price of such shares. For these purposes, "trading day" shall mean any day on which the Company's Common Stock is traded for any period on the principal securities exchange or other securities market on which the Common Stock is then being traded. If, during any period following October 25, 1999, as a result of the occurrence of any of the events set forth in Section 3(f) of 3(g) of the Registration Rights Agreement, dated as of October 12, 1999, by and between the Company and the Purchaser set forth therein, the Purchasers set forth therein are not able to sell shares of Common Stock issuable upon conversion of, or in lieu of dividends on, shares of Series A Preferred Stock pursuant to a registration statement filed pursuant to such agreement, the holders of shares of Series A Preferred Stock shall have the right, for any purpose during such period and thereafter, to designate as the Conversion
Price any Conversion Price that would have been applicable during such period had such Series A Preferred Stock shareholder delivered a Notice of Conversion with respect to any such Series A Preferred Stock. For these purposes, each date on which a notice of conversion is delivered to the Company is deemed a "Series A Preferred Stock Conversion Date."

  The initial Warrants and Additional Warrants include the following main terms of exercise: (a)exercisable at an exercise price of $3.03 subject to certain price anti-dilution adjustments as are provided in the First Warrant; and (b) expires on October 25, 2002. The Conditional Warrant includes the following main terms of exercise: (a) exercisable at an exercise price of $1,000 per share, with a 1,000 share minimum, and (b) expires October 25, 2001.

  The Company is obligated to pay Millennium Capital Holdings, LLC a placement agent, a commission of (a) cash payments of 7.5% on the aggregate purchase price of (i) the Initial Shares and Initial Warrants and (ii) upon exercise of the Conditional Warrant, the Additional Shares and Additional Warrants, and
(b) the issuance of (x) common stock purchase warrants for 60,000 shares and
(y) upon the exercise of the Conditional Warrant, common stock purchase warrants for up to 90,000 shares.

  In summary , the Securities purchase Agreement contains, among other things:
(a) a covenant by the Company to not offer or sell, except in a greater than $10 million public offering, any equity security for a period of 270 days after the closing of the sale of the Initial Shares, closing of the Conditional Warrant exercise, or effectiveness of the registration statement filed pursuant to the Purchaser's registration rights (the "Lock-Up Period"): (b) grant of a "right of first refusal" to Purchaser for any sale of securities by the Company for 18 months following the Lock-Up Period; (c) a limitation on the Company's ability to file a registration statement for at least 180 days following the effectiveness of the registration statement filed pursuant to Purchaser's registration rights; and (d) certain limitations on the payment of dividends or distributions on common stock and redemption of Company securities.

  In conjunction with the Securities Purchase Agreement, the Company entered into a Registration Rights Agreement with the Purchaser which requires, among other things, that the Company: (a) prepare and file withing 30 days after October 26, 1999 one or more registration statements on Form SB-2 (or other available form) covering resale of the shares of common stock issued (i) pursuant to conversion of the Initial Shares and Series A Preferred Stock shares issued under the Conditional Warrant, (ii) in lieu of dividends on the Initial Shares and Series A Preferred Stock shares issued under the Conditional Warrant, and (iii) upon exercise of the Initial Warrants and Additional Warrants; (b) maintain the registration statement in effect for certain minimum periods of time (but no more than 24 months); (c) the payment of certain penalties to the Purchaser upon certain defined events of defaults in the Company's obligations; (d) certain "piggyback" registration rights.

  The foregoing summary of the terms of the Securities Purchase Agreement is qualified in its entirety by reference to the Securities Purchase Agreement and accompanying exhibits which are attached hereto as an exhibit to this Form 10-QSB.

  The Company sold the securities described above in a privately negotiated transaction with an accredited investor an without general solicitation or advertising pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended and Regulation D promulgated thereunder.

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        Exhibit No.               Description
        10.1                      Securities Purchase Agreement, dated
                                  October 25, 1999, between the company and ROBI Investors, LLC

        27                         Financial Data Schedule

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1999.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Intelliquis International, Inc.

                                By: /s/ Dave Jones
                                Dave Jones, Chief Financial Officer and Duly
                                Authorized Officer of the Registrant

Dated:    November 19, 1999