Form 10KSB
period 1999-12-31
INTELLIQUIS INTERNATIONAL INC
filed 2000-04-17
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 1999

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

Revenue for the year ended December 31, 1999:   $ 7,457,568

As of March 31, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $10,394,214.

As of March 31, 2000 the number of shares outstanding of the Registrant's Common Stock was 3310,462,420.



                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

Intelliquis International, Inc. ("the Company" or "Intelliquis") seeks to become a leading republisher, marketer and supporter of Year 2000 utility, productivity and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc., in June 1983 in Colorado for the purpose of seeking out and developing a business opportunity. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, a Utah Limited Liability Company, which then became a wholly owned subsidiary ("the Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and organized in Utah in December 1997, as a Limited Liability Company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.

The Company seeks to build a leadership position in this market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. The Company's main emphasis lies in PC Utilities titles, but will offer a selection of Reference, Productivity and Communication titles both in the North American and International market. The software products are being marketed through traditional software distribution channels and the Internet's
World Wide Web.   Since the release of the Company's first software title in
November 1997, the Company has grossed approximately $9 million in sales to date.

The Company has licensed and released a total of six software titles through the end of 1999 namely, INTELLIFIX 2000 (formerly FIX2000), TOTALFAX, WEB
SITE TRAFFIC BUILDER, CREDIT BUILDER, SPEED 98, AND CYBER SURVEILLANCE. In the last quarter of 1997, the Company republished and released its first three titles (NetFax, Speed98 and Credit Builder). During 1998, Intelliquis released another three titles (TotalFax, Fix2000, and Web Site Traffic Builder). In 1999, the Company revamped Credit Builder and launched it as Credit Builder Deluxe. Intelliquis also released Cyber Surveillance during fourth quarter 1999. With the availability of new and quality titles to license, the Company intends to release new titles on a regular basis in 2000 and beyond.

Intelliquis announced the launch of two new titles at the beginning of 2000, Mass Mailer and Web Site Traffic Meter. Mass Mailer is a bulk e-mail message program that allows users to broadcast e-mails to multiple contact lists. Web Site Traffic Meter allows Webmasters to track and monitor traffic patterns to and within their Internet sites. The Company plans to offer Web Site Traffic Meter as a stand-alone product and include the product with Web Site Traffic Builder in a suite of Internet products. The Company has licensed and released a total of five software titles namely, INTELLIFIX2000 (FORMERLY FIX2000), TOTALFAX, WEBSITE TRAFFIC BUILDER, CREDIT BUILDER, AND SPEED98. In the last quarter of 1997, the Company republished and released the first three titles (NetFax, Speed98 and Credit Builder). In the first quarter of 1998, Intelliquis released another two titles (TotalFax and Fix2000). Intelliquis' most recent title (Website Traffic Builder) was released in August 1998. With the availability of new and quality titles to license, the Company intends to release new titles on a regular basis in 1999 and beyond.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's headquarters are located at 352 West 12300 South, Suite 300, Draper, Utah 84020. The main telephone number of the Company is (801) 990-2600. The Company has a three year lease of 3,900 square feet of office
space and 5,638 square feet of warehouse space.   The Company performs its own
warehousing and fulfillment of all its products.

ITEM 3.  LEGAL PROCEEDINGS

1.        ON THE PLANET, INC. V. INTELLIQUIS INTERNATIONAL, INC., ET AL.  On
May 6, 1999, On The Planet, Inc. ("OTP"), filed an action against the Company in the United States District Court for the District of Utah, entitled On The Planet v. Intelliquis International, Inc., Civil No. 2:99CV324K. The claims purportedly arise out of a Software Rights Agreement under which the Company granted OTP "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. OTP asserts that the Company violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. OTP asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, OTP is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by OTP, the Company has denied the claims filed against it and has filed counterclaims seeking rescission of the Software Rights Agreement and asserting breach of contract of that Agreement. The Company has also filed additional claims against OTP and its principal, Ernest Hemple, arising from conduct that the Company believes to constitute defamation and interference with contract. OTP has filed a motion to enforce a purported settlement agreement by which, among other things, the Company would pay certain sums to OTP and would cause certain shares of stock in the Company to be delivered to OTP. That motion is pending. In addition, OTP has filed a second amended complaint by which (a) claims for copyright infringement are alleged against Bernard Yaw and Mark Tippets (officers of the company) and against six entities which had contracted with the Company in aspects of the distribution and/or sale of certain Y2K fix software, and (b) a claim has been alleged for damages for breach of the purported settlement agreement. The Company has filed a motion to dismiss the second amended complaint. The company intends to defend against the settlement enforcement motion and the action and to prosecute its counterclaims. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

     2. BLAIR BARRETT CLAIMS. Blair Barrett, a former officer of the Company, has made two categories of demands upon the Company: (1) a demand for delivery of stock certificates representing 5,336,496 shares in the Company, and (2) a demand for payment of back wages and benefits purportedly owing as a result of the allegedly wrongful termination of his employment in June 1999.
In response to the first demand, the Company has delivered certificates representing the demanded shares to Mr. Barrett. With respect to the second demand, the Company denies that termination was improper and denies that he is owed any sum. No lawsuit or arbitration demand has been filed respecting Mr. Barrett's wrongful termination claims. There can be no assurance that no lawsuit will be filed or that no arbitration demand will be made, and in the event that a lawsuit is filed or an arbitration proceeding is instituted, there can be no assurance of the outcome of the litigation or arbitration proceeding.

3. WILLIAM L. ROSENBECK V. INTELLIQUIS INTERNATIONAL. On February 17, 2000, William L. Rosenbeck filed a small claims complaint in the Xenia Municipal Court, Xenia, Ohio, styled William L. Rosenbeck v. Staples and Intelliquis International, Case No. 00CV100202. By this action, Rosenbeck seeks damages of $1,290.31 arising out of personal computer problems which purportedly resulted from use of Y2K software. Because the cost to defend the action in Xenia, Ohio, substantially exceeds the potential exposure, the Company has elected not to appear; however, if the claim is reduced to judgment in Ohio and results in enforcement action in Utah, the company intends to contest the matter on jurisdictional grounds. There can be no assurance of the ultimate outcome of this matter.

  4. INTELLIQUIS INTERNATIONAL V. JEFF BOONMEE AND BI-COM LINK.  By this action,
pending   as Civil No.  990912546 in the Third Judicial District Court in and
for Salt Lake County, State   of Utah, the   Company seeks recovery of excess
payments made under a royalty agreement with a software and   hardware
designer.  A counterclaim has been filed for $517,819 in unpaid royalties
allegedly owing   under the parties' agreement.  No discovery has been
conducted in the case to date.    The parties and   their counsel have engaged
in settlement negotiations although no settlement agreement   has been
reached.  There can be no assurance that this action will result in a
settlement   agreement between the   parties, and in the event that a
settlement agreement is not reached, there can   be no assurance that the
litigation will result in a recovery by the Company.


  5. ROSENTHAL ENGINEERING V. INTELLIQUIS. This case was brought by Doren
Rosenthal   d/b/a Rosenthal Engineering ("Rosenthal") against the Company,
based on claims made  by   Rosenthal that   stem from an alleged breach of a
licensing agreement. The case includes claims for   breach of   contract,
misappropriation of trade secrets, and others.

  Rosenthal is a software programmer that developed computer programs designed
to   fix Year 2000 bugs in software programs. Rosenthal alleges that he
entered into a licensing   agreement with Intelliquis, whereby Intelliquis
licensed Rosenthal's software program and included   it in the Company's
 own Year 2000 fix, and whereby Intelliquis did not pay certain royalties owed
to   Rosenthal, and also   that Intelliquis made unauthorized use of
Rosenthal's program. Rosenthal has filed   a lawsuit in the Superior Court for
the State of California based on the contract and related claims,   and is
seeking   damages in an unspecified amount. Rosenthal has also threatened to
file a lawsuit   in Federal Court based   on claims related to intellectual
property. Outside of the litigation, Rosenthal   has stated that he is seeking
in excess of $1,000,000.

  Intelliquis denies all of the allegations made by Rosenthal in the case, and has filed a Demurrer (the state court equivalent of a motion to dismiss) to
the complaint. Intelliquis   has taken the position that any royalties owed,
if any, are of a nominal amount, and were properly withheld   as a reserve due
to potential returns of the Rosenthal product as a result of product defects.
Intelliquis   also denies that it engaged in any misappropriation of trade
secrets, or any of the other acts alleged.   Intelliquis intends to  defend
the present and threatened actions of Rosenthal.

  This matter is in its early stages, and the outcome is uncertain. There can be
no   assurance that Intelliquis will be successful in its defense of the
case, and in the event that   Intelliquis is   unsuccessful, the amount of
potential damages that may be awarded is also uncertain.

  6. CLAIM OF ENVIROCON STRATEGIC MANAGEMENT CONSULTING GROUP, INC. In December 1999, this alleged consulting group made demand against the Company
for $100,000 for consulting   services allegedly rendered. On December 29,
1999, the Company denied theclaim   by letter. The Company is not aware of any
further action taken by the consulting group for the   fee allegedly owed,
but the Company cannot guarantee that no further action will be taken.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  None


                                  PART II



  ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
           RELATED STOCKHOLDER MATTERS

  The Company's Common Stock has been traded on the OTC Electronic Bulletin
Board   under  the symbol INTQ since February 5, 1999.  Prior to February 5,
1999, there was no known public  trading in the Company's Common Stock.   In
April 1999, the Company completed  aforward stock   split of one for three
shares through a stock dividend.

  The following table reflects the high and low bid prices of the Company's
Common   Stock as  reported by the OTC Electronic Bulletin Board from February
5, 1999 to March 31,   2000 (post stock  split).  Such prices are inter-dealer
quotations without retail mark-ups, mark-downs   or commissions,   and may
not represent actual transactions.

                                      HIGH           LOW

  1998 CALENDAR PERIOD:

  1st Quarter                         N/A            N/A

  2nd Quarter                         N/A            N/A

  3rd Quarter                         N/A            N/A

  4th Quarter                         N/A            N/A

  1999 CALENDAR PERIOD:

  1st Quarter                         5              1/12

  2nd Quarter                         6 1/4          2 3/4

  3rd Quarter                         5              2 1/8

  4th Quarter                         2 13/16        9/16

  2000 CALENDAR PERIOD:

  1st Quarter (through
   March 31, 2000)                      2 7/8    1/2

  As of March 28, 2000, there were 1118 stockholders of record.

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

  The Company (hereafter "the Company" may be used to include the activities of its newly acquired Subsidiary) seeks to build a leadership position in this
market by   first licensing fully tested software applications from
independent software developers and then developing   or acquiring   a
family of software applications.  The Company's main emphasis lies in PC
Utilities   titles, but will offer a selection of Reference, Productivity and
Communication titles both in the   North American   and Iinternational
markets. The software products are being marketed through traditional software distribution channels and the Internet's World Wide Web. Since the
release of the   Compay's first software title in November 1997, the Company
has grossed approximately $9 million   in sales to date.  The Company is
currently building distribution and financing capabilities worldwide.

  LIQUIDITY AND CAPITAL RESOURCES

  Net cash used in operating activities was $1,795,777 and $132,126 for fiscal
1999   and 1998, respectively.  The Company's increase in cash used in
operating activities is primarily attributable to the increase   in sales on
account and an increase in inventory on hand.  The   increase in inventory and
accounts payable is due to the purchase of ISA cards.    Although the ISA
cards were initially programmed with a Y2K fix,   the Company has developed a
data recovery program that can be programmed on the   ISA card.  Although the
Company anticipates that the existing   inventory of cards will be sold during
the next two years, the ISA card inventory   was written down by 50%
($820,507) in anticipation of additional   costs to program and market the
product.

  Liquidity is a significant concern for the Company until it can generate
adequate   cash flows from operations, which are primarily dependent on the
development, marketing and distribution of the Company's   products.
Management believes that continued financing   may be needed to fund new
software programs that are currently being developed and   the Company's
expanding market development plans.  In   addition, the Company is continuing
to expand into international markets including   Canada, Europe and Latin
America.  However, the Company   anticipates that the increase in sales for
its web-site related software programs   will provide necessary funds to
maintain the current sales growth.

       Following the December 31, 1998 year-end, the Company completed a private
placement   of $1,000,000.  The Company completed a private placement of
$1,062,000 (1,815,000 shares) in first quarter   1999 and a private placement
of $2,000,000 (2,000 shares of 6%   Series A Preferred Stock and a warrant to
purchase 100,000 shares of Common Stock)   in fourth quarter 1999.

  RESULTS OF OPERATIONS

  The Company derives revenue from software products, which are republished by
Intelliquis.    The Company sells its products in North America primarily
through retailers and distributors.  The Company's international   sales
represented less than 10%  and 1% of sales during   fiscal 1999 and 1998,
respectively.

  The Company's sales increased $5,996,373 (410%) from $1,461,195 for fiscal 1998 to $7,457,568 for fiscal 1999. The Company's increase in sales is due to sales of the Y2K software programs and increased market penetration with
TotalFax and Website Traffic   Builder software programs.  In addition, the
Company released three two newtitles   (Total Fax, Fix 2000 and Website
Traffic BuilderCredit Builde r  Deluxe and Cyber Surveillance) in fiscal 1998
1999 while expanding its' distribution   channels.  The Company released
2 new software programs (Web-site Traffic Meter and Mass Mailer) during the first four months of 2000.

  The Company believes that sales for its current programs will continue to
increase through-out the year.  In addition, the Company is planning   to
release at least one new software program each quarter.  Cost of sales
includes cost of goods sold, royalties paid to developers and the   costs
for maintaining technical support.  The cost of sales totaled
$3,759,056 for fiscal   1999 and constituted 50% of total sales as compared to
$355,613 or 24% of total sales for   fiscal 1998.  The  majority of the
increase is due to the Company's cost of ISA Cards.  The Company   wrote-off
50% ($820,507) of the ISA card inventory due to the reconfiguration and
marketing of   the cards.  The Company anticipates the cost of sales will be
approximately 40% of sales for the   year 2000.

  The total sales and marketing for fiscal 1999 amounted to $1,442,675 while fiscal 1998 amounted to $596,125. The increase of $846,550 in sales and marketing expenses is primarily due to the Company's aggressive marketing of its' products through a number of major retailers. A large portion of the marketing expense is determined by sales volume. Also, the Company expanded their sales department during 1999 by hiring a number of salespeople to meet
the   demand of sales.
  As the Company continues to increase in sales, sales and marketing expense
will   continue to decrease and constitute approximately 17% of sales.

  General and administrative expenses increased $889,724 during fiscal 1999 over fiscal 1998. The increase in costs can be attributed to the continued growth
of   the Company.  The  growth of the Company has made it necessary to hire
more employees and to lease   additional office and warehouse space.  However,
general and administrative costs as a percentage   of sales decreased
from 29% to 18%.  The Company believes that general and administrative
expenses   will decrease as operations become more efficient and should be 15%
of sales.

       The Company had a net loss of $74,505 for fiscal 1999 compared to net
income   of $75,921 for fiscal 1998.  The primary reason for the net loss was
the write-off   of $820,507 of the ISA card inventory.  The write-off of the
cards was made in anticipation of additional   costs to program and market the
new ISA card program.  The Company plans to return to profitability   for the
year 2000 by managing cost of sales to achieve an increased profit margin.

  For 2000, the Company is expected to continue with its overseas growth in its current product lines. The Company established sales/fulfillment centers
in Ireland and   Malaysia to handle sales in Europe and the Far East.  The
Company has also signed agreements with a   number of international
distributors.   As of the date of this report the Company has released   two
new products  (Mass Mailer and Website Traffic Meter) and plans to release at
least one new product   each quarter.   The Company does not anticipate any
production and/or sales facilities and personnel limitations to fulfill its
goals for 1999 2000 and beyond.  The Company is also   expanding its sales
potential and presence by selling its products directly to consumers over the
internetInternet,   thus eliminating a significant overhead of wholesale and
retail marketing through existing   channels.

  ITEM 7.  FINANCIAL STATEMENTS

     (a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

Independent Auditors' Report

Balance Sheets as of December 31, 1999.

     Statements of Operations for the years ended December 31, 1999 and December 31, 1998.

     Statement of Stockholders' Equity for the period from January 1, 1997 to December 31, 1999.

     Statement of Cash Flows for the years ended December 31, 1999 and December 31, 1998.

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

     The accountant's report of May 12, 1998 on the financial statements of Intelliquis International,Inc. as of December 31, 1997 and for the year ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

The Company's management team consists of experienced professionals in the area of software licensing, marketing, sales, operation and financial strategies. The Company presently has a total of twenty- nine full-time and part-time contract workers as needs arise. In addition, there are contractual relationships with third party distribution companies and Asian and European partners to assist in software distribution and marketing. Messrs. Bernard Yaw, Blair Barrett, Mark Tippets and Say Thean Lim are the majority shareholders of the Company at this moment. Other directors will be added in the future.

The Board of Directors and executive officers of the Company as of date of this report are as follows:

                          Age
 Name                   (1999)          Position with the Company

Bernard Yaw              39             Director, President and CEO

Dave Jones               36             Chief Financial Officer

Mark Tippets             47              Director, Vice President of Sales
                                         and Marketing

Say Thean Lim            38             Director, Director of Business
                                        Development

Blair Barrett            45              Director, Vice President of Operation

Douglas D. Cole          43              Director

     Following is a discussion of the business background of each director, President and executive officer. Messrs. Bernard Yaw, Dave Jones, Blair Barrett and Mark Tippets are full-time employees of the Company. Other directors shall devote only such time as may be necessary to the Company's business and affairs.

Bernard Yaw, was appointed to be Director, President and CEO of the Company since the acquisition of Intelliquis LLC ("the Subsidiary"). Mr. Yaw served as Manager of the Subsidiary since its inception in December 1997. He joined the Subsidiary as Vice President of Strategic Business in May 1998 in charge of International, Internet sales and Investment. Prior to joining the Company, Mr. Yaw served as President and Director of IN2 Technologies, Inc., a developer of Internet Form Publishing software. Mr. Yaw also served as President of Handwriting Imaging Systems Corp.; a company and developer of a hand print recognition and document imaging software. In 1987, Mr. Yaw founded the Goleta branch of Teltron Computer Systems, an early importer and manufacturer of IBM PC compatible computers and system integrators located in the bi-county area of Santa Barbara and Ventura, California. Mr. Yaw graduated from Oral Roberts University in Tulsa, Oklahoma with a Bachelor of Science degree in Computer Science in 1985.

Dave Jones, has served as Chief Financial Officer for the Company since the acquisition of the Subsidiary. Mr. Jones has served as CFO of the Subsidiary since November 1998 and is responsible for all the accounting functions and financial planning of the Company. Prior to joining the Subsidiary, Mr.
Jones served as Chief Financial Officer of RC Management Corporation d.b.a. Video III since 1993. From 1990 to 1993, he served as Assistant Controller at Rocky Mountain Helicopters and an accountant at Deloitte and Touche from 1989-1990. Mr. Jones received his License for Certified Public Accountancy in the Stateof Utah since 1991. He graduated from Brigham Young University with a Bachelor of Science degree in Accounting in 1989.

Mark Tippets, was appointed as Director and Vice President of Marketing and Sales of the Company since the acquisition of Intelliquis LLC. He has served as Vice-President of Marketing and Business Development of the Subsidiary, since its inception in December 1997. Prior to joining the Company, Mr. Tippets has been associated with the computer industry for seven years. Starting with Gazelle Systems as a customer service representative, Mark worked his way into dealer sales. After a year, Mark was promoted to a managerial position with the company's OEM and Government Sales. During his final year at Gazelle in 1993, Mr. Tippets' work accounted for half of the Company's sales. Mr. Tippets then started a company called Channel
Marketing in late 1993. Channel Marketing is a marketer and distributor representative firm representing many computer hardware and software companies. Channel's list of clients includes AIWA America and CyberMedia, just to name a few. Mark graduated from Brigham Young University with a Bachelor of Arts degree in Psychology and a minor in Accounting.

Say Thean Lim was appointed as member of the Board of Directors since its acquisition of the Subsidiary. Mr. Lim, through his holding company Statmart USA, was the initial start-up investor of the Subsidiary since its inception. He joined the Subsidiary as a Manager in August 1998. Mr. Lim has been an entrepreneur and business consultant since 1996 with strategic investments in technology based companies in semiconductor, precision machining, multimedia and software development, e-commerce, industrial and virtual training industries in Malaysia and the United States of America. Some of the Malaysian companies are in the process of obtaining listings on the Kuala Lumpur Stock Exchange (KLSE) and the Malaysian Exchange of Securities
Dealing and Automated Quotation (MESDAQ). One of the multimedia development companies is in the process of securing a Multimedia Super Corridor (MSC) status in Malaysia. From 1984-1991, Mr. Lim worked in various capacities at a semiconductor manufacturing plant in Penang, Malaysia. He started as an Industrial Engineer and was eventually promoted to Operations Manager. From 1992-1995, he was the CEO of Unico Technology Sdn. Bhd., a PC manufacturing and exporting company with approximately 1,500 employees and an annual turnover of RM 500 million. Mr. Lim received a Bachelor of Applied Science in Computers, Industrial and Electrical Engineering degree and a Bachelor of Engineering in Industrial Engineering degree from the Technical University, Nova Scotia, Canada in 1984.

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


ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

No executive officer was paid or accrued cash compensation, in the form of salaries, in excess of $100,000 for the year ended December 31, 19981999.

There were no cash bonus plans in effect at December 31, 19981999. The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future.

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

The Company has signed non-competing employment agreements with Messrs.
Bernard Yaw, and Mark Tippets and Blair Barrett (jointly known as "Officers"). Pursuant to the employment agreement, Messrs. Yaw, and Tippets and Barrett will be paid a monthly employment salary to be negotiated between the Company and the Officers. The term of the agreement is for a period of two years.
The Company may terminate the employment at any time for cause. In the event of a termination or upon leaving the employment of the Company, the Officers may not engage in any employment which is in direct competition with the Company for one year after the termination or leave of employment. In addition, the Company has the right to first refusal to purchase any or all of the shares owned by Officers that were acquired directly from the Company.

The following table summarizes the compensation paid the named executive officers during the 1998 1999 fiscal year.

Name of Officers      Compensation of Officers  Any Benefits to Officers
Bernard Yaw,
President &CEO         $       61,000.00      Travel Expenses, Apartment Rental

All directors and
officers as a group
( 3 persons)           $       169,000.00


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


Name and Address                            Shares
of Beneficial Owner    Position          Beneficially Owned

Say Thean Lim          Director           10,433,808            28.70%
1 Lebuhraya Scott
Penang 10350
West Malaysia

Bernard Yaw            Director, President/CEO  4,536,856            12.48%
100 Orr Road
Alameda, CA 94502

Mark Tippets     Director, Vice President           4,886,496           13.44%
876 South 725 West
Orem UT 84058

Blair Barrett  Director, Vice President          1,778,832            16.86%
2871 East Morningside
Drive
Salt Lake City UT
84124

Douglas Cole              Director                -0-                  -0-
Moraga CA

Dave Jones                CFO                134,288                 0.37%
68 East 1450 North
Orem UT 84057

Blair Barrett                         4,986,496             13.72%
2871 East Morningside Dr
Salt Lake City, UT 84124

Western Financial
Communication, Inc                          1,846,000                  5.08%
4596 Miller Ave 3rd FL
Mill Valley, CA 94941


Officers and Directors
As  a Group (4 persons)                         19,991,448         54.99%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.



ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

EXHIBIT
NO.                    DESCRIPTION

23.01    Consent of Crouch, Bierwolf & Chisholm

27.01    Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December 31, 19981999.


                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelliquis International, Inc.

By:   Bernard Yaw

/s/   Bernard Yaw

Dated: April 14May 3, 1999, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE              TITLE                           DATE

/s/ Bernard Yaw       President and Director
                     (Principal Executive and
                      Financial Officer)             May 3, 1999 14, 2000

/s/ Mark Tippets  Vice President Marketing           April 14, 2000May 3, 1999

/s/ Blair Barrett   Vice President Operations     May 3, 1999

/s/ Dave Jones    Chief Financial Officer         April 14, 2000May 3, 1999




                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

Balance Sheet - December 31, 1999.

Statements of Operations - For the years ended December 31, 1999 and December 31, 1998.

Statement of Stockholders' Equity - For the period from January 1, 1997 to December 31, 1999.

Statement of Cash Flows - For the years ended December 31, 1999 and December 31, 1998.

Notes to Financial Statements












                       INDEPENDENT AUDITOR'S REPORT




To the Board of Directors and Stockholders of Intelliquis International, Inc. and Subsidiary


We have audited the accompanying consolidated balance sheets of Intelliquis International, Inc. (a Nevada corporation) and subsidiary, as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelliquis International, Inc. and subsidiary as of December 31, 1999 and 1998 and the results of its operations and cash flows for the years then ended in conformity with generally accepted accounting principles.






Salt Lake City, Utah
March 31, 2000




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                        Consolidated Balance Sheets


                                 ASSETS

                                             December 31,
                                          1999         1998
Current assets
Cash (Note 2 and 11)                      $264,395  $ 23,074
Accounts receivable-trade (Note 2)                 4,123,507  619,966
Accounts receivable-employee (Note 2)                 56,632  -
Notes Receivable (Note 3)                  598,220         -
Inventory (Note 2)                         551,845   130,517
Prepaid expenses                            31,660     6,838
Deposits                                     7,700       500
                                        5,633,959     780,895

Property, Plant & Equipment (Note 2)                    147,350  54,297

Other assets
Certificate of deposit (Note 2)                       42,256  40,351
Intangibles (Note 2)                         6,213     8,328
Inventory                                    400,000          -
Total Assets                                 $6,229,778         $883,871


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses              $3,115,869      $  502,973
Short term notes (Note 3)                             275,853  104,500
Short term notes - related party (Note 4)                       -  85,000
Accrued dividends payable                             22,028         -
                                                    3,413,750     692,473

Contingencies (Note 9)                                   -         -

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, 2,000 shares outstanding                    2    -
   Common Stock, 50,000,000 shares authorized,
  $.001 par, 33,462,420 shares issued and outstanding
                                                       33,462         12,586
   Additional paid in capital                       2,835,672          157,414
   Retained earnings (deficit)                           (53,108)    21,398

                                                  2,816,028          191,398
Total Liabilities and Stockholders' Equity        $6,229,778     $  883,871


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                  Consolidated Statements of Operations

                                                          For the
                                                          Year Ended
                                                          December 31,
                                                        1999      1998


Sales                                             $7,457,568       $1,461,196

Cost of Sales                                       3,759,506        355,613

Gross Margin                                        3,698,062        1,105,583

Expenses:
   Sales & Marketing                                 1,442,675        596,125
   General & Administrative                          1,320,028        430,304

Total Expenses                                       2,762,852      1,026,429

Operating Income (Loss)                               935,210          79,154

Other Income (Expense)
  Interest Expense                                    (125,694)      (3,233)
   Interest Income                                    18,364        -
   Bad Debt                                          (60,000)      -
   Inventory writedown                               (820,507)           -
                                                    (987,837)       (3,233)
Net Income (Loss) before Taxes                       (52,627)  75,921

Income Tax expense (Note 2)                            -     -

Net Income (Loss)                               $(52,627)        $75,921

Preferred Dividends                                   22,028       -

Net Income (Loss) Attributable to Common Stock     (74,506      $75,921

Net Income (Loss) Per Share                     $ (.002)  $.002

Total average shares outstanding                 33,820,488    37,759,233



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity



               Preferred         Common       Paid in   Members'     Retained
            Shares  Amount    Shares  Amount   Capital   Equity      Deficit

Balance,
January 1,
1997        $-         $-        $-     $-           $-        $ -    $-

Members'
Equity       -          -          -      -           -       170,000 -

Net loss     -           -          -       -          -      -       (54,523)

Balance,
December
31, 1997     -           -          -        - -       170,000       (54,523)

Issuance of common
stock for purchase of
Intelliquis,
Inc.          -          -        37,759,  23337, 759  132,241     (170,000)-

Net Income    -           -          -      --       -          75,921

Balance,
December 31,
1998          -           -         37,759  23337,759   132,241-        21,398

Common stock
repurchase
(Note 4 &7)   -          -       (6,202,944)   (6,203)   (153,797)--

Issuance of
common stock
in a private
placement
(Note 7)      -           -         1,815,000     1,815    1,060,185    -   -

Issuance of
preferred
stock
(Note 6)   2,0002          -            -         1,730,453   -           -

Issuance of
common stock
to employees
(Note 7)     -              -       91,34491       66,590       -           -

Fractional
common shares
canceled in
3 for 1 forward
stock split   -              -         (213)          -            ---

Net Income
(loss)        -              -            -           -       -      (74,506)

Balance,
December 31,
1999              2,000   2  $33,462,420  $  33,462   $2,835,672   $  (53,108)






              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                 Consolidated Statements of Cash Flows

                                                                For the
                                                               Year  Ended
                                                               December 31,
                                                            1999         1998


Cash Flows form Operating
 Activities:
 Net loss (loss)                                     $(74,506)        $75,921
 Non Cash Flow Items:

 Depreciation & Amortization                           30,316          10,756
     Increase (decrease) in
          Accounts receivable                        (3,560,173     ) (591,899 )
          Inventory                                  (821,328) (112,119   )
          Prepaids & deposits                         (32,022)    915
Accounts payable & accrued expenses                   2,635,134    484,300

Net Cash Flows used in
Operating Activities                                (1,822,579     ) (132,126 )

Cash Flows from Investing Activities:
Stock purchase                                       (160,000)      -
Cash from stock sales / LLC units
                                                        -
Stock issued for services                            66,681          -
Purchase of certificates of deposits                     -         (40,000)

Net Cash Flows used in
Investing Activities                           2,699,136        (40,000)

Cash Flows from Financing
 Activities:
Note receivable                                  (598,220)      -
Purchase of fixed assets                         (123,369)    (46,404)
Purchase of intangibles & other assets
                                                    -       (351)
Cash from short term debt                          86,353    189,500

Net Cash Flows from Financing Activities          (635,236   142,745

Net increase (decrease) in cash                    241,321       (29,381)

Cash, beginning of year                           23,074  52,455

Cash, end of year                               $264,395  $23,074

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                           $   -     $     -
Interest
                                                   $ 107,330 $ 2,334





 The accompanying notes are an integral part of these financial statements




          INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Notes to The Financial Statements
                         December 31, 1999

NOTE 1 - Background and History

Intelliquis International, Inc. (the Company) (formerly Leesburg Land and Mining, Inc.) was created on June 21, 1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any business activity since that time. The Company changed it's name in December 1998 to Intelliquis International, Inc.

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

Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight -line method. Amortization expense for 1998 was $2,115 and $2,115 for 1999.

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


          INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Notes to The Financial Statements
                         December 31, 1999

NOTE 2
Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 1999 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

The Company has cumulative net operating loss carry-forwards of over $4,000,000 at December 31, 1999. No effect has been shown in the financial statements for the net operating loss carry-forwards as the likelihood of future tax benefit from such net operating loss carry-forwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carry-forwards, estimated based upon current tax rates at December 31, 1999 have been offset by valuation reserves of the same amount.

The subsidiary operation was a limited liability company (LLC) in 1997 and 1998. LLC's report their earnings on a partnership tax return and no tax liability accrued at the company level. Taxable income is allocated to its individual members and tax paid by each member.

Inventory consists of finished goods (assembled and unassembled computer software) valued at lower of cost (FIFO) or market. During the year, the Company purchased a large number of ISA cards into inventory that were programmed with Y2K compliance software for use in its Intellifix 2000 Software Package, a rapidly moving software package prior to the beginning of the year 2000. The purchase resulted in an oversupply of the ISA cards at year-end that cannot be returned to the supplier. The Company negotiated a reduction in the royalty due on each card sold from $5.50 to $1.00 for each card sold in the future. This reduction in royalty payment makes it economically feasible to reprogram the ISA cards with new software at a cost estimated at $35,367. Management believes the newly programmed cards will be a slower moving inventory item and that it may take up to two years to sell the oversupply of cards. As a result, management has elected to write down the value of the cards carried in its inventory at year-end by $820,507, or, approximately 50% of the original value. The cards have a $2.50-3.00 per card salvage value, or $530,500 to $636,600. Failure of the Company to sell the re-programmed ISA cards could result in an additional inventory write-down of $250,000-
$300,000.

Certificate of Deposit The Company holds a Certificate of Deposit as partial s ecurity for a short-term loan at the Company's bank (see Note 3) and therefore is not currently available for use in operations. The 6-60 month certificate has interim rollover maturity dates but will ultimately mature on the same date the note is due which is currently May 10, 2000. Interest on the certificate is stated at 4.28%.


          INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Notes to The Financial Statements
                         December 31, 1999

NOTE 2
The Company capitalizes purchases of long lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increases the value of or extend the life of the asset.

Fixed Assets

Fixed assets consist of the following:
                                                 December 31,

                                              1999               1998
Computer Equipment & Software            $  130,215          $  32,886
Office Equipment & Furniture                 57,018             34,549
Leasehold Improvements                       3,571                -
                                           190,804              67,435
Less: Accumulated Depreciation             (43,454)           (13,138)

                                           $147,350            $54,297

Computer equipment and software is being depreciated on the straight-line method over three to five years. Office equipment is being depreciated on the straight-line method over five years. Depreciation expense is $8,641 and $30,316 for 1998 and 1999 respectively.

Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc. and subsidiary Intelliquis LLC. The two companies together report as a consolidated group known as The
Company. All inter-company accounts and transactions have been eliminated.

Accounts Receivable Accounts Receivable is shown net of allowance for returns of $186,660 and $411,446 and allowance for bad debt of $150,000 and $210,000 for 1998 and 1999, respectively. Certain of the Company's distributors including the largest distributor have the right to return for credit, products purchased from the Company. The Company has a major concentration in accounts receivable with one major distributor accounting for 72% of all receivables at December 31, 1999. That distributor had paid 34% of the balance at March 31, 2000. The distributor has taken credits against the account totaling approximately $1,062,000 that management believes are improper and is in the process of resolving with the distributor. Accounts receivable balance includes $56,632 of employee receivables (see Note 4).



                 INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Notes to The Financial Statements
                            December 31, 1999


NOTE 3 - Short Term Notes

     The Company has acquired short term borrowing for working capital as follows:

Note payable to a bank; secured by
$40,000 certificate of deposit, all
                                              December 31,
Assets of the Company and personal
                                           1999               1998
   guarantees from the corporation's
   officers; interest stated at 10.75%;
   due May 10, 2000               $        79,500       $      79,500

Note payable to an individual; unsecured;
interest stated at 25%; due in January 1999       -            25,000

Note payable to a lender; unsecured;
personal guarantees by two directors;
interest stated at 8% per 30 days;
due August, 1999                            167,929             -


Note payable to a law firm; unsecured;
No stated interest                          28,423               -

                                  $        275,853       $        104,500

     Interest expense was $3,584 and $107,330 for 1998 and 1999, respectively.

NOTE 4 - Related Party Transactions

     The Company had accounts receivable owing from three officers/directors at December 31, 1999, as follows:
     Bernard Yaw, President and Chief Executive Officer/Director-  $30,258
     Mark Tippetts, Vice President of Sales and Marketing/Director-  $15,000
     Dave Jones, Chief Financial Officer-                        $     140

     On May 25, 1999, Bernard Yaw and Mark Tippetts, two officers and directors of the Company, issued on behalf of the Company, their personal guarantees to allow the Company to secure a $200,861 loan advance from A-Vision Financial. The loan advance had stated interest of 7% per 30-day period when not in default with the stated rate accelerating to 8% per 30-day period from inception if in default. The Company paid $150,000 on the loan advance in 1999 and satisfied the remaining balance plus accrued interest ($212,009) in April 2000, through the issuance if 250,000 shares of restricted common stock (see Note 5-"Subsequent Events").

     Messrs. Yaw and Tippets have also issued their personal guarantees relating to a loanfrom First Utah Bank in the amount of $79,500.



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
               Consolidated Notes to The Financial Statements
                            December 31, 1999

     NOTE 4 In June 1999, Intelliquis International, Inc. began negotiations to acquire Direct Media Communications, Inc. through the issuance of common stock and funding of the company. The Company funded $90,000 between June
1999 and November 1999, when a $500,000 wire transfer was made to substantially fund Direct Media Communications, Inc. In December 1999, the transaction was negated. Subsequent to the cancellation of the transaction, and with Direct Media Communications, Inc. owing $590,000 to Intelliquis International, Inc., a director of Intelliquis International, Inc., through an affiliate in Malaysia concluded a similar transaction with Direct Media Communications, Inc. Subsequent to the Company's year-end, Direct Media Communications has repaid $500,000 of the advances made to it by Intelliquis International, Inc. leaving principal balance of $90,000 plus accrued interest of $8,219.96 as of the Company's year-end (see Note 5-"Subsequent Events").

     In February 1999, the Company reacquired 6,202,944 shares of restricted common stock at a cost of $160,000 from Say Thean Lim, a director of the Company. Also, in February 1999, Mr. Lim purchased 450,000 shares of the Company's common stock at a price of $0.67 per share.

     In May 1998 and again in August 1998, Mr. Lim loaned $40,000 to the Company for a total of $80,000. The loan did not bear interest and was fully repaid in February 1999.

     In April 1998, Mr. Yaw loaned $5,000 to the Company in an interest free loan and repayable on demand. The Company repaid $4,000 of this loan in June 1999.

NOTE 5 - Subsequent Events

     In April 2000, the Company satisfied the remaining principal and accrued interest ($212,009) relating to a loan advance received from A-Vision Financial in May 1999, by agreeing to the issuance of 250,000 shares of restricted common stock (see Note 4-"Related Party Transactions").

     During the first quarter of 2000, the Company received repayment of $500,000 of a total of $590,000 plus accrued interest of $8,219.96 in advances made to Direct Media Communications, Inc. during 1999 (see Note 4- "Related Party Transactions").

     On January 7, 2000, the Company canceled common stock certificate #3401 issued in the name of Direct Media Communications, Inc. for 1,500,000 restricted common shares. On March 27, 2000, the Company canceled common stock certificate #3397 also issued in the name of Direct Media Communications, Inc. for 1,500,000 restricted common shares. Both certificates had been issued in anticipation of completing the Direct Media Communications, Inc. acquisition.

     On March 28, 2000, the Company reached a verbal agreement with Bi-Com to reduce the royalty from $5.50 to $1.00 due on ISA cards sold making it economically feasible to re-program the ISA cards held in inventory with new software.


          INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Notes to The Financial Statements
                        December 31, 1999

NOTE 6
     On October 25, 1999, the Company issued to ROBI Investors, LLC 2,000 shares of the Company's 6% Convertible Series A Preferred Stock with a stated value of $1,000 per share and a $.001 par value per share. The Company realized $1,730,455 after legal expense of $83,200, filing fees of $10,000, travel expense of $1,880 and commissions and fees of $174,565. The Preferred Stock carries preferences in liquidation and dissolution and prohibits the payment of dividends to common shareholders until all accrued dividends in the Preferred Stock are paid. The Securities Purchase Agreement also contained a warrant allowing ROBI to purchase up to 100,000 common shares and a conditional warrant allowing ROBI to purchase another 3,000 shares of the Company's 6% Convertible Series A Preferred Stock and another arrant to purchase another 150,000 shares of common stock. Dividends accruing on the Preferred Stock are payable in cash or registered common shares at the Company's option. The conversion price for the Series A Preferred Stock is linked to the future market price of the common stock. As a result, the conversion price will change as the price for the common shares changes in the marketplace. Therefore, the number of common shares to which the Preferred Shares will convert cannot be determined until the date of conversion. The Securities Purchase Agreement required the Company to file a Registration Statement within 30 days of the agreement with the Securities and Exchange Commission to register the underlying shares with the Registration Statement to be declared effective within 180 days of the agreement. An application for a stock listing on the NASDAQ Small-cap Market was to be filed within 45 days of the date of the agreement. Failure of the Company to perform some of these conditions could result in significant penalties to the Company. Under certain conditions, the Company can require the exercise of the Conditional Warrant that would result in an additional $3,000,000 of equity into the Company. Management does not expect this to occur.

NOTE 7
    The Company issued 91,344 shares of restricted common stock valued at $66,681 to employees during 1999. An additional 1,815,000 restricted common shares were issued for $1,062,000 in a private placement during the first quarter of the year. Of the sharesissued 360,000 restricted common shares were issued to Bill Chipman for assistance in the financing arrangements for the Company.

In April 1999, the Company effected a 3-for-1 forward stock split. All information presented in the financial statements gives retroactive effects to this stock split.

In February 1999, the Company reacquired 6,202,944 restricted common shares of its stock from a director at a cost of $160,000.

The Company currently has outstanding warrants that allow for the purchase of up to 160,000 shares of common stock as follows:

               ROBI Investors, LLC      100,000 Warrants @ variable price (Note
6)
               Patrick Lucci            10,000 Warrants*
               Doug Cole                25,000 Warrants*
               Say Lim             25,000 Warrants*
     * Pricing of warrant will be determined when option plan is completed.



                INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                Consolidated Notes to The Financial Statements
                            December 31, 1999


NOTE 8
     The Company has entered into Executive Employment Agreements with Bernard Yaw, President, CEO and Director and Mark Tippetts, Vice President of Sales and Marketing and Director. The agreements, which became effective on February 3, 1999, are for a period of two years. The agreements provide for compensation to the two parties to be set by the board of directors, reimbursement for expenses, termination for cause, fiduciary responsibility toprotect confidential information, indemnification to the fullest extent permitted by the Nevada Corporation Statutes, a non-compete agreement for one year following the party's departure from the Company and the Company's right
of first refusal to purchase   equity  owned by the parties.

NOTE 9

     On The Planet v. Intelliquis International, Inc.

     On May 6, 1999, a legal action was commenced against the Company by On the Planet, Inc. in the United States District Court for the District of Utah, Central Division. The claims purportedly arise out of a software rights agreement under which the Company granted On the Planet "an exclusive license for direct sales along with a nonexclusive license for all other sales including, but not limited to, retail sales" for certain year 2000 fix software identified therein. On the Planet asserts that the Company violated this agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the year 2000 fix software and other related products and also asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, On the Planet is seeking unspecified damages, including profits lost through the Company's alleged direct sales of the year 2000 fix software, as well as attorneys' fees and punitive damages. The Company has denied the claims filed against it and has filed counterclaims seeking rescission of the software rights agreement and asserting breach of contract of that agreement. The Company has also filed additional claims against On the Planet and its principal, Ernest Hemple, arising from conduct that the Company believes constitutes defamation and interference with contract.

The Company intends to vigorously defend the action and pursue its counterclaims. The outcome of the litigation is uncertain and cannot be predicted at this time. Any adverse result could have a material adverse affect on the business of the Company.

     William L. Rosonbeck v. Staples and Intelliquis International, Inc.

     This Case No. 00CVI00202 was filed as a small claims complaint in the Xenia, Ohio Xenia Municipal Court on February 17, 2000, seeking damages of $1,290.31 arising out of personal computer problems which purportedly resulted from use of Y2K software distributed by the Company. Due to the costs to defend the case in Xenia, Ohio, the Company does not plan to appear. If the claim is reduced to judgment in Ohio and enforcement action is taken in Utah, the Company plans to contest the matter on jurisdiction
ground.  No opinion  has been  expressed on the outcome   of the matter.

          INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Notes to The Financial Statements
                        December 31, 1999

     NOTE 9
     Intelliquis International, Inc. v. Jeff Boonmee and Bi-Com Link

     This action, pending as Civil No. 990912546 in the Third Judicial District Court in and for Salt Lake County, State of Utah, seeks recovery of excess payments made to Bi-Com Link under a royalty agreement. Bi-Com Link counterclaimed for $517,819 in alleged unpaid royalties under the agreement.
No discovery has been conducted in the case. Rather, the parties and their counsel have engaged in settlement negotiations and have been exchanging draft settlement agreements. No opinion has been expressed as to the ultimate outcome of the case or as to the ultimate collectibility of any judgment obtained.

     Doren Rosenthal DBA RRosenthal Engineering v. Intelliquis International, Inc. and Intelliquis LLC

     By this action, pending as Civil No. 991124 in the Superior Court in the State of California, County of San Luis Obispo, plaintiff alleges that he developed and produced a computer program which operated as a Y2K fix for hardware with year 2000 complications, that he licensed his repair software to the Company for the purpose of distribution at the retail level, and that he has not been paid the royalties to which he was entitled under the license and parties' agreement. He asserts claims for breach of contract, misappropriation of trade secrets, breach of the covenant of good faith and fair dealing, unjust enrichment, and unfair competition. The action seeks general damages inthe amount of $5 million, punitive damages in an unstated amount and injunctive relief.

     No opinion has been expressed as to the ultimate outcome of the action.

In addition to filed litigation actions by or against the Company, the following claims have also been made against the Company:

     Blair Barrett Claims

     Blair Barrett, a former officer of the Company, has made two categories of demands upon the Company; 1) a demand for delivery of stock certificates representing 5,336,496 shares in the Company, and 2) a demand for payment of back wages and benefits purportedly owing as a result of the allegedly wrongful termination of his employment in June 1999. The Company has delivered certificates representing the demanded shares but denies that the termination was improper and that he is owed any back wages and benefits. No lawsuit or arbitration has been filed by Mr. Barrett. No opinion has been expressed concerning the likelihood that any action will be taken nor to the ultimate outcome of any action if action is taken.

     Envirocon Strategic Management Consulting Group, Inc.

     In December 1999, this alleged consulting group made a $100,000 demand against the Company for consulting services allegedly rendered. The Company denied the claim byletter on December 29, 1999. No action has been taken by this consulting group for the fee allegedly owed. No opinion has been expressed as to the ultimate outcome of the matter.


          INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
          Consolidated Notes to The Financial Statements
                        December 31, 1999

NOTE 9


NOTE 10

     The Company leases approximately 3,900 square feet of office space under a lease that expires on March 31, 2002 and approximately 5,638 square feet of warehouse space under a lease that expires on March 31, 2002.

     NOTE 11 Cash at December 31, 1999; the Company had deposited funds that exceeded the FDIC insured limits of $100,000. The amount of cash subject to this potential loss at December 31, 1999 was $27,136.

     The Company currently uses one major distributor for most of its sales. That distributor accounted for approximately 67% of all sales in 1998 and approximately 64% of all sales in 1999. This distributor accounts for over 70% of the Company's accounts receivable. The Company could recognize significant declines in sales if the distributor or the Company chooses to alter its current sales relationship.


     The Company's Intellifix 2000 and Fix 2000 Pro Y2K software products accounted for 60.64% and 81.87% of sales for 1998 and 1999, respectively. With the beginning of 2000 and the lapse of the potential problems associated therewith, the Company could experience significant declines in sales if the Company fails to diversify its product line through the introduction of new software products. The Company is in the process of transcending from licensing software products for distribution to developing their own software products.










We hereby consent to the use of our audit report of Intelliquis International, Inc. dated March 31, 2000 for the year ended December 31, 1999 in the Form 10KSB Annual Report for the year 1999.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, UT
April 14, 2000