Form 10QSB
period 2000-03-31
INTELLIQUIS INTERNATIONAL INC
filed 2000-05-25
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended MARCH 31, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such
filing requirements for the past 90 days.   [X ] YES     [   ] NO

As of May 15, 2000 the number of shares outstanding of the Registrant's Common Stock was 34,320,475.

Transitional Small Business Disclosure Format - (check one):    [   ] YES
[ X ] NO

               Intelliquis International Inc. and Subsidiary


                                Form 10QSB

               For the Quarterly Period Ended March 31, 2000

                             Table of Contents


Part I.  Financial Information                                 Page

     Item 1.  Financial Statements

          a)  Condensed Balance Sheets
           as of March 31, 2000 and December 31, 1999             3

          b) Condensed Statements of Operations
           for the three and nine months ended March 31,
           2000 and 1999                                           4

          c) Condensed Statements of Cash Flows
           for the nine months ended March 31, 2000 and 1999        5

          d) Notes to Financial Statements                          6

     Item 2.  Management's Discussion and Analysis                  14

Part II.  Other Information                                          17

     Item 1.  Legal Proceedings                                      17

     Item 2.  Changes in Securities and Use of Proceeds               19

     Item 3.  Defaults upon Senior Securities                         19

     Item 4.  Submission of Matters to a Vote of Security Holders     19

     Item 5.  Other Information                                       19

     Item 6.  Exhibits and Reports on Form 8-K                        19

Signatures                                                            20




                                  PART I
                           FINANCIAL INFORMATION


                       ITEM 1.  FINANCIAL STATEMENTS

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY


                                  ASSETS
                                                March 31,       December 31
                                                  2000              1999
                                               (Unaudited)       (Audited)
Current assets
   Cash (Note 2 and 11)                           $225,491  $264,395
   Accounts receivable-trade (Note 2)             3,658,887  4,123,507
   Accounts receivable-employee (Note 2)          68,498     56,632
   Note Receivable (Note 3)                        111,461   598,220
   Inventory (Note 2)                              633,423   551,845
   Prepaid expenses                                371,594    31,660
   Deposits                                         10,200     7,700
                                                  5,079,554   5,633,959

Property, Plant & Equipment (Note 2)               144,326   147,350

Other assets
   Certificate of deposit (Note 2)                  42,826    42,256
   Intangibles (Note 2)                             23,259     6,213
   Inventory - Long Term (Note 2)                  400,000   400,000

Total Assets                             $5,689,965         $6,229,778

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses       $2,781,840       $    3,115,869
   Short term notes (Note 3)                     302,142               275,853
   Short term notes - related party (Note 4)        -                    -
   Accrued dividends payable                        51,946              22,028
                                                  3,135,928          3,413,750

   Commitments and Contingencies (Note 9)

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, 1,500 shares outstanding                     2      2
   Common Stock, 50,000,000 shares authorized,
    $.001 par, 33,970,475 shares issued and outstanding   33,970    33,462
   Additional paid in capital                     2,821,402         2,835,672
   Retained earnings (deficit)                    (301,337) (53,108 )

                                             2,554,037          2,816,028

Total Liabilities and Stockholders' Equity    $5,689,965       $ 6,229,778









            INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity



                     Preferred  Common       Paid in   Members'  Retained
                Shares Amount Shares Amount  Capital    Equity    Deficit


Balance, January 1, 1997    $  - $   - $     - $   - $   - $          -     $ -

Members' Equity          -     -     -       -     -        170,000        -

Net loss                 -     -     -       -     -       -            (54,523)

Balance, December 31, 1997     -     -       -     -     -        170,000
   (54,523)

Issuance of common
 stock for purchase of
  Intelliquis, Inc.            -   -   37,759,233   37,759         132,241
       (170,000)      -

Net Income               -     -     -       -   -         -             75,921

Balance, December 31, 1998     -     - 37,759,233   37,759       132,241
         21,398

Common stock repurchase
(Note 4 &7)              -   -   (6,202,944)  (6,203)       (153,797)
 -                   -

Issuance of common stock
 in a private placement
 (Note 7)                -   -   1,815,000    1,815  1,060,185             -
                -

Issuance of preferred
 stock (Note 6)       2,000   2      -       -  1,730,453        -         -

Issuance of  common stock
 to employees (Note 7)         -   -        91,344  91         66,590
 -                   -

Fractional common shares
 canceled in 3 for 1 forward
 stock split             -     -          (213)    -               -
 -                   -

Net Income (loss)        -     -                 -       -                -
                     -          (74,506)

Balance, December 31, 1999  2,000 $          2  $33,462,420  $  33,462
$2,835,672   $    -         $   (53,108)

Preferred shares converted to
Common shares, Feb 2000          (200)        -      508055           508
 (508)                -
               -

Net Income (loss)        -     -     -       -     -       -      $  (248,229)

Balance, March 31, 2000     1800 $   2 33,970,475  $ 33,970     $
2,835,164                            $  (301,337)




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                         Statements of Operations
                        For the three months ended
                          March 31, 2000 and 1999
                                (Unaudited)



                                                  2000          1999


Sales
                                                   $ 404,796 $ 1,220,274

Cost of Sales                                         138,063  503,690

Gross Margin                                          266,733  716,584

Expenses:
   Sales & Marketing                                  240,327  118,316
   General & Administrative                           214,916  266,544

          Total Expenses                              455,243  384,860

Operating Income (Loss)                              (188,510) 331,724

Other Income (Expense)
   Interest Expense                                   (44,774) (6,578)
   Interest Income                                     15,372  2,108
   Bad Debt                                              (399)    -
                                                      (29,801) (4,470)


Net Income (Loss) before Taxes                       (218,311) 327,254

Income Tax Expense (Note 2)                                 -    127,679

Net Income (Loss)                                    ($218,311      ) $199,575

Preferred Dividends                                    29,918       -

Net Income (Loss) Attributable to Common Stock
                           ($248,229 )     $199,575

Net Income (Loss) Per Share                          ($  .006) $  .006

Total average shares outstanding                     33,784,188
35,177,754



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          Three Months Ended
                                                             March 31,
                                                            2000     1999

Cash Flows from Operating
 Activities:
     Net income                                 ($248,229      ) $199,575
     Non Cash Flow Items:
         Depreciation & Amortization               12,348          4,911
     Increase (decrease) in
          Accounts receivable                     452,754  (766,585   )
          Inventory                                   (81,578) (6,584     )
          Prepaid expenses & deposits
                                                   (342,434     ) (10,372)
          Accounts payable & accrued expenses
                                                   (304,111     ) 234,371

Net Cash Flows used in
 Operating Activities                                (511,250) (344,684   )

Cash Flows from Investing Activities:
     Cash from private placement of stock
                                                         -       902,000
     Cost of  stock registration                      (13,762)     -

Net Cash Flows from
 Investing Activities                                 (13,762) 902,000

Cash Flows from Financing Activities:
     Note receivable                                  486,759       -
     Purchase of fixed assets                         (26,370) (36,749    )
     Purchase of intangibles & other assets
                                                       (570     ) (353   )
     Proceeds from short-term debt                      26,289       -
     Cash used to pay-off short-term debt
                                                       -            (105,000)

Net Cash Flows used in Financing Activities
                                                     486,108       (142,102)

Net increase (decrease) in cash                       (38,904) 415,214

Cash, beginning of year                               264,395  23,074

Cash, end of period                                  $225,491  $438,288

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                        $-         $   -
     Interest                              $44,574    $         6,578



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 2000

NOTE 1 - Background and History

     Intelliquis International, Inc. (the "Company") (formerly Leesburg Land and Mining, Inc.) was created on June 21, 1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any business activity since that time. The Company changed its name in December 1998 to its current name.

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

     Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense was $2,115 for 1999. The Company's amortization expense for the first quarter of 2000 and 1999 was $1,454 and $529, respectively.

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

     The federal income tax provision is $0 and $111,316 for the first quarter of 2000 and 1999, respectively. The state tax provision is $0 and $16,363 for the first quarter of 2000 and 1999, respectively.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting
purposes.   There were no temporary differences at December 31, 1998 and earlier years;



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 2000

NOTE 2 - Significant Accounting Policies (continued)

     accordingly, no deferred tax liabilities have been recognized for all periods.

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

     Inventory consists of finished goods (assembled and unassembled computer software) valued at lower of cost (FIFO) or market. During 1999, the Company purchased a large number ofISA cards into inventory that were programmed with Y2K compliance software for use in its Intellifix 2000 Software Package, a rapidly moving software package prior to the beginning of the year 2000. The purchase resulted in an oversupply of the ISAcards at year-end that cannot be returned to the supplier. The Company negotiated a reduction in the royalty due on each card sold from $5.50 to $1.00 for each card sold in the future. This reduction in royalty payment makes it economically feasible to reprogram the ISA cards with new software at a cost estimated at $35,367. Management believes the newly programmed cards will be a slower moving inventory item and that it may take up to two years to sell the oversupply of cards. As a result, management has elected to write down the value of the cards carried in its inventory at year-end by $820,507, or, approximately 50% of the original value. The cards have a $2.50-3.00 per card salvage value, or a total salvage value of $530,500-$636,600. Failure of the Company to sell the re-programmed ISA cards could result in an additional inventory write-down of $250,000-$300,000.

     Certificate of Deposit The Company holds a Certificate of Deposit as partial security for a short term loan at the Company's bank (see Note 3) and therefore is not currently available for use in operations The 6-60 month certificate has interim rollover maturity dates. The certificate matures on September 10, 2000. Interest is stated at 4.86%.

     Fixed Assets The Company capitalizes purchases of long lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increases the value of or extend the life of the asset.

          Fixed assets consist of the following:
                                      March 31,   December 31,
                                        2000          1999
          Computer Equipment & Software  $137,231    $130,215
           Office Equipment & Furniture     57,334     57,018
           Leasehold Improvements            4,109      3,571

                                           198,674    190,804
           Less: Accumulated Depreciation  (54,348)  (43,454)
                                        $  144,326  $ 147,350


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 2000

NOTE 2 - Significant Accounting Policies (continued)

     Computer equipment and software is being depreciated on the straight line
method over three to five years.   Office equipment is being depreciated on
the straight line method over five years. Depreciation expense was $30,316 for 1999. For the first quarter the depreciation expense is $10,895 and $4,911 for 2000 and 1999, respectively.

     Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group referred to here as the "Company". All inter-company accounts and transactions have been eliminated.


     Accounts Receivable Accounts Receivable are shown net of allowance for returns of $405,919 and $236,000 and allowance for bad debt of $122,669 and $150,000 for the first three months ended March 31, 2000 and for fiscal year 1999, respectively. Certain of the Company's distributors including the largest distributor have the right to return for credit, products purchased from the Company. The Company has a major concentration in accounts receivable with one major distributor accounting for 72% of all receivables at December 31, 1999. That distributor had paid 34% of the balance at March 31, 2000. The distributor has taken credits against the account totaling approximately $1,087,117 that management believes are improper and is in the process of resolving with the distributor. Accounts receivable balance includes $68,498 of employee receivables (see Note 4).

NOTE 3 - Short Term Notes

     The Company has acquired short term borrowing for working capital as follows:

                                             March 31,         December 31,
                                                2000           1999
           Note payable to a bank, secured by
              $40,000 certificate of deposit, all
              assets of the Company and personal
              guarantees from certain officers of
              the corporation, interest stated at 10.75%,
              due May 10, 2000              $   79,500       $  79,500

           Note payable to a lender; unsecured;
             personal guarantees by two directors;
             interest stated at 8% per 30 days;
             due August, 1999                  211,388         167,929

           Note payable to a law firm; unsecured;
              No stated interest                 11,254        28,423

                                              $  302,142     $ 275,853

     Interest expense for fiscal 1999 was $107,330. The interest expense for the first quarter of 2000 is $44,774 and $6,578 for the same quarter in 1999.


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 2000

NOTE 4 - Related Party Transactions

     The Company had accounts receivable owing from three officers/directors at March 31, 2000, as follows:
   Bernard Yaw, President and Chief Executive Officer/Director-      $16,000
   Mark Tippetts, Vice President of Sales and Marketing/Director-    $30,259
   Dave Jones, Chief Financial Officer-                              $11,575

     On May 25, 1999, Bernard Yaw and Mark Tippetts, two officers and directors of the Company, issued on behalf of the Company, their personal guarantees to allow the Company to secure a $200,861 loan advance from A-Vision Financial. The loan advance had stated interest of 7% per 30-day period when not in default with the stated rate accelerating to 8% per 30-day period from inception if in default. The Company paid $150,000 on the loan advance in 1999 and satisfied the remaining balance plus accrued interest
($212,009) in April 2000, through the issuance of 250,000 shares of restricted common stock (see Note 5-"Subsequent Events").

     Messrs. Yaw and Tippets have also issued their personal guarantees relating to a loan from First Utah Bank in the amount of $79,500.

     In June 1999, Intelliquis International, Inc. began negotiations to acquire Direct Media Communications, Inc. through the issuance of common stock and funding of the company. The Company funded $90,000 between June 1999 and November 1999, when a $500,000 wire transfer was made to substantially fund Direct Media Communications, Inc. In December 1999, the transaction was negated. Subsequent to the cancellation of the transaction, and with Direct Media Communications, Inc. owing $590,000 to Intelliquis International,
Inc., a director of Intelliquis International, Inc., through an affiliate in Malaysia concluded a similar transaction with Direct Media Communications, Inc. Subsequent to the Company's year-end, Direct Media Communications has repaid $500,000 of the advances made to it by Intelliquis International, Inc. leaving a principal balance of $90,000 plus accrued interest of $11,461 as of the Company's year-end (see Note 5-"Subsequent Events").

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

NOTE 5 - Subsequent Events

     In April 2000, the Company satisfied the remaining principal and accrued interest ($212,009) relating to a loanadvance received from A-Vision Financial in May 1999, by agreeing to the issuance of 250,000 shares of restricted common stock (see Note 4-"Related Party Transactions").






              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 2000

NOTE 6 On October 25, 1999, the Company issued to ROBI Investors, LLC 2,000 shares of the Company's 6% Convertible Series A Preferred Stock with a stated value of $1,000 per share and a $.001 par value per share. The Company realized $1,730,455 after legal expense of $83,200, filing fees of $10,000, travel expense of $1,880 and commissions and fees of $174,565. The Preferred Stock carries preferences in liquidation and dissolution and prohibits the payment of dividends to common shareholders until all accrued dividends in the Preferred Stock are paid. The Securities Purchase Agreement also contained a warrant allowing ROBI to purchase up to 100,000 common shares and a conditional warrant allowing ROBI to purchase another 3,000 shares of the Company's 6% Convertible Series A Preferred Stock and another warrant to purchase another 150,000 shares of common stock. Dividends accruing on the Preferred Stock are payable in cash or registered common shares at the Company's option. The conversion price for the Series A Preferred Stock is linked to the future market price of the common stock. As a result, the conversion price will change as the price for the common shares changes in the marketplace. Therefore, the number of common shares to which the Preferred Shares will convert cannot be determined until the date of conversion. The Securities Purchase Agreement required the Company to file a Registration Statement within 30 days of the agreement with the Securities and Exchange Commission to register the underlying shares with the Registration Statement to be declared effective within 180 days of the agreement.
An application for a stock listing on the NASDAQ Small-cap Market was to be filed within 45 days of the date of the agreement. Failure of the Company to perform some of these conditions could result in significant penalties to the Company. Under certain conditions, the Company can require the exercise of the Conditional Warrant that would result in an additional $3,000,000 of equity into the Company. Management does not expect this to occur.

NOTE 7 The Company issued 91,344 shares of restricted common stock valued at $66,681 to employees during 1999. An additional 1,815,000 restricted common shares were issued for $1,062,000 in a private placement during the first quarter of the year. Of the shares issued 360,000 restricted common shares were issued to Bill Chipman for assistance in the financing arrangements for the Company.

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

NOTE 8 The Company has entered into Executive Employment Agreements with Bernard Yaw, President, CEO and Director and Mark Tippets, Vice President of Sales and Marketing and Director. The agreements, which became effective on February 3, 1999, are for a period of two years. The agreements provide for compensation to the two parties to be set by the board of directors, reimbursement for expenses, termination for cause, fiduciary responsibility to



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                               March 31, 2000

NOTE 8
     protect confidential information, indemnification to the fullest extent permitted by the Nevada Corporation Statutes, a non-compete agreement for one year following the party's departure from the Company and the Company's right of first refusal to purchase equity owned by the parties.

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

     Doren Rosenthal DBA RRosenthal Engineering v. Intelliquis International, Inc. and Intelliquis LLC

     By this action, pending as Civil No. 991124 in the Superior Court in the State of California, County of San Luis Obispo, plaintiff alleges that he developed and produced a computer program which operated as a Y2K fix for hardware with year 2000 complications, that he licensed his repair software to the Company for the purpose of distribution at the retail level, and that he has not been paid the royalties to which he was entitled under the license and parties' agreement. He asserts claims for breach of contract, misappropriation of trade secrets, breach of the covenant of good faith and fair dealing, unjust enrichment, and unfair competition. The action seeks
general damages   in the amount of $5 million, punitive damages in an unstated
amount and injunctive relief. No opinion has been expressed as to the ultimate outcome of the action.

     In addition to filed litigation actions by or against the Company, the following claims have also been made against the Company:



               INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               March 31, 2000

NOTE 9
     Blair Barrett Claims

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

     Envirocon Strategic Management Consulting Group, Inc.

     In December 1999, this alleged consulting group made a $100,000 demand against the Company for consulting services allegedly rendered. The Company denied the claim by letter on December 29, 1999. No action has been taken by this consulting group for the fee allegedly owed. No opinion has been expressed as to the ultimate outcome of the matter.

     The Company engaged a payroll processing company for handling its payroll and payroll tax deposits during the first three quarters of the year.
The payroll processing company accurately accounted for all payroll tax deposits for the first quarter. Payroll tax depositories indicate no payroll taxes were deposited for the account of the Company during the second and third quarters although accounting records indicate the Company deposited the liabilities with the payroll processor. Failure to resolve this matter could result in the Company being liable for an additional $88,318.01 in payroll tax deposits.

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

     The Company currently uses one major distributor for most of its sales. That distributor accounted for approximately 64% of all sales in 1999. This distributor accounts for over 70% of the Company's accounts receivable. The Company could recognize significant declines in sales if the distributor or the Company chooses to alter its current sales relationship.

     The Company's Intellifix 2000 and Fix 2000 Pro Y2K software products accounted for 81.87% of sales for 1999. With the beginning of 2000 and the lapse of the potential problems associated therewith, the Company could experience significant declines in sales if the Company fails to diversify its product line through the introduction of new software products. The Company is in the process of transcending from licensing software products for distribution to developing their own software products.

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

          The Company seeks to build a leadership position in this market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. The Company's main emphasis lies in PC Utilities titles, but will offer a selection of Reference, Productivity and Communication titles both in the North American and International market. The software products are being marketed through traditional software distribution channels and the
Internet.   Since the release of the Company's first software title in
November 1997, the Company has grossed approximately $9 million in sales to date.

          The Company has licensed and released a total of eight software titles through the end of the first four months of 2000 namely, INTELLIFIX
2000 (formerly FIX2000), TOTALFAX, WEB SITE TRAFFIC BUILDER, CREDIT BUILDER, SPEED 98, CYBER SURVEILLANCE, WEB SITE TRAFFIC METER, AND MASS MAILER. In the last quarter of 1997, the Company republished and released its first three titles (NetFax, Speed98 and Credit Builder). During 1998, Intelliquis released another three titles (TotalFax, Fix2000, and Web Site Traffic
Builder). In 1999, the Company revamped Credit Builder and launched it as Credit Builder Deluxe. Intelliquis also released Cyber Surveillance during fourth quarter 1999. With the availability of new and quality titles to license, the Company intends to release new titles on a regular basis in 2000 and beyond.

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

LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operating activities was $511,250 and $344,684 for the three months ended March 31, 2000 and 1999, respectively. The increase in cash used in operating activities is primarily attributable to the prepayment of marketing expenses for fiscal year 2000 and the decrease in accounts payable.

          Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. Management believes that continued financing from private investors through the issuance of Common Stock must be obtained in order to meet the Company's expected growth and capital needs for the coming year. With the additional infusion of capital and the existing receivables, the Company is planning to meet its budgeted marketing efforts and acquire other products or businesses. There are no assurances, however, that the Company will be successful in its efforts to obtain additional equity financing.

Accounts receivable is still rather high; however, the Company anticipates resolving a discrepancy with its major distributor that will result in decreasing accounts receivable by over $1 million. Although the Company does not anticipate any problems related to accounts receivable collections, it is currently taking measures to assure collection on all amounts outstanding. In addition, the Company continues to record an allowance for possible returns.


          In addition, the Company is currently in the process of obtaining
additional credit facilities for working capital purposes.    No assurance can
be given, however that such credit facilities will be available to the Company when or on the terms useful to the Company.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 and 1999

          The Company derives revenue from the sale of software products, which it licenses from developers and resells. The Company sells its products in North America and internationally primarily through retailers and distributors. The Company's international sales represented less than 4% and 1% of sales during the first quarter of 2000 and 1999, respectively.

      The Company's sales decreased $815,287 from $1,220,274 for the first quarter of 1999 to $404,796 for the same period in 2000. The Company's decrease in sales is primarily due to the decrease in sales of the IntelliFix 2000 products and the late release of the Company's new products. During the first quarter of 1999 over 78% of sales were from Y2K related products while the first quarter of 2000 had negative sales due to returns of the product. The Company expects sales to increase for the rest of the fiscal year due to the release of new products and new versions of existing products. The Company had over $400,000 in revenues during April 2000 due to the demand for its new products, Web-site Traffic Meter and Mass Mailer.

          The Company released both of these 2 new software programs (Web-site Traffic Meter and Mass Mailer) during the first four months of 2000. The Company believes that sales for its current programs will continue to increase throughout the year. In addition, the Company is planning to release at least one new software program each quarter. The Company is partnering with another entity to develop a program that will be installed on the ISA cards currently in inventory. The Company believes that sales of the ISA card product will completely deplete the current inventory of the cards.

          Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $138,063 for the three months ended March 31, 2000 and constituted 34% of total sales as compared to $503,690 and 41% of total sales for the same period in 1999. The change in the percent of sales is due to decreases in royalty fees and per unit cost of production for the current products being sold. During the first quarter of 1999 cost of goods sold were higher than normal due to the cost of sales for the ISA cards. The Company anticipates that cost of sales will approach 40% of sales for the fiscal year 2000.

          The total sales and marketing for the first quarter of 2000 amounted to $240,327 while the same period in 1999 amounted to $118,316. Sales and marketing expense as a percentage of sales were 59% and 10% for the three months ended March 31, 2000 and 1999, respectively. The increase in percent of sales is due to the decrease in sales. Also, the Company was involved in numerous marketing programs that will be of benefit for the entire year. While sales continue to increase sales and marketing as a percentage of sales will decrease. The Company expects sales and marketing expense to be between 15% to 20% for the fiscal year 2000.

          General and administrative expenses totaled $214,916 and $266,544 for the three months ended March 31, 2000 and 1999, respectively. The decrease in costs can be attributed to cutbacks in payroll associated with the Y2K products. General and administrative costs have increased as a percentage of sales to 53% from 22% for the three months ended March 31, 2000
and 1999, respectively.   However, the increase is more attributabe to a
decrease in sales than an increase in general and administrative expenses.
The Company anticipates general and administrative expenses as a percentage of sales to approximate 15% the next quarter and for the fiscal year 2000.

          For the fiscal year 2000, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for each of the remaining quarters and for the fiscal year. The income will be a result of increased sales throughout the year due to new products and revisions. In addition, the Company is exploring other products that could be release by third or fourth quarter which could dramatically increase sales.

          For the three months ended March 31, 2000, the Company reported an operating loss of $218,311, compared to operating income of $199,575 in the corresponding period in 1999.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR PROVISION" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          When used in this report, the words "believe," "plan," " anticipates," "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those stated. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits or results anticipated in these forward-looking statements will be achieved.
The following important factors, among others, could cause the Company's to no experience the results contemplated in this report, or otherwise cause the Company's results of operations to be adversely affected in the future: (i) the Company's reliance on the sale of few products; (ii) the Company's dependence on the ability of its distribution channels to market the Company's products; (iii) the Company's dependence on one major distributor for retail sales; (iv) the Company's reliance on its Y2K software for a majority of revenues; (v) the uncertainty of the potential impact of the Year 2000 on computer systems; (vi) continued or increased competitive pressures from existing competitors and new entrants; (vii) unanticipated costs related to the Company's growth and operating strategies; (viii) loss of key members of management; (ix) deterioration of general economic conditions; (x) loss of customers or customer acceptance of Company products; (xi) unanticipated problems or "bugs" in the Company's software products; and (xii) the outcome of any litigation the Company may be involved in. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. Many such factors are beyond the control of the Company. The forward-looking statements made herein are only made as of the date of the Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



                               PART II
                          OTHER INFORMATION


                      ITEM 1.  LEGAL PROCEEDINGS

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

     2. BLAIR BARRETT CLAIMS. Blair Barrett, a former officer of the Company, has made two categories ofdemands upon the Company: (1) a demand for delivery of stock certificates representing 5,336,496 shares in the Company, and (2) a demand for payment of back wages and benefits purportedly owing as a result of the allegedly wrongful termination of his employment in June 1999. In response to the first demand, the Company has delivered certificates representing the demanded shares to Mr. Barrett. With respect to the second demand, the Company denies that termination was improper and denies that he is owed any sum. No lawsuit or arbitration demand has been filed respecting Mr. Barrett's wrongful termination claims. There can be no assurance that no lawsuit will be filed or that no arbitration demand will be made, and in the event that a lawsuit is filed or an arbitration proceeding is instituted, there can be no assurance of the outcome of the litigation or arbitration proceeding.

    3. WILLIAM L. ROSENBECK V. INTELLIQUIS INTERNATIONAL. On February 17, 2000 William L. Rosenbeck filed a small claims complaint in the Xenia Municipal Court, Xenia, Ohio, styled William L. Rosenbeck v. Staples and Intelliquis International, Case No. 00CV100202. By this action, Rosenbeck seeks damages of $1,290.31 arising out of personal computer problems which purportedly resulted from use of Y2K software. Because the cost to defend the action in Xenia, Ohio, substantially exceeds the potential exposure, the Company has elected not to appear; however, if the claim is reduced to judgment in Ohio and results in enforcement action in Utah, the company intends to contest the matter on jurisdictional grounds. There can be no assurance of the ultimate outcome of this matter.

     4. ROSENTHAL ENGINEERING V. INTELLIQUIS. This case was brought by Doren Rosenthal d/b/a Rosenthal Engineering ("Rosenthal") against the Company, based on claims made by Rosenthal that stem from an alleged breach of a licensing agreement. The case includes claims for breach of contract, misappropriation of trade secrets, and others, and is currently pending as Civil No. 991124.

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

     Intelliquis denies all of the allegations made by Rosenthal in the case. Intelliquis has taken the position that any royalties owed, if any, are of a nominal amount, and were properly withheld as a reserve due to potential returns of the Rosenthal product as a result of product defects. Intelliquis also denies that it engaged in any misappropriation of trade secrets, or any of the other acts alleged. Intelliquis intends to defend the present and
threatened actions of Rosenthal.   This matter is in its early stages, and the
outcome is uncertain. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

   5. CLAIM OF ENVIROCON STRATEGIC MANAGEMENT CONSULTING GROUP, INC. In December 1999, this alleged consulting group made demand against the Company for $100,000 for consulting services allegedly rendered. On December 29, 1999, the Company denied the claim by letter. The Company is not aware of any further action taken by the consulting group for the fee allegedly owed, but the Company cannot guarantee that no further action will be taken.


          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

               ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

                      ITEM 5.  OTHER INFORMATION

              ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               Exhibit No.          Description
                     27             Financial Data Schedule

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

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

Dated: May 22, 2000