Form 10QSB
period 2000-06-30
INTELLIQUIS INTERNATIONAL INC
filed 2000-08-22
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2000

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

As of August 9, 2000 the number of shares outstanding of the Registrant's Common Stock was 34,845,475.

Transitional Small Business Disclosure Format - (check one)
 [   ] YES     [ X ] NO

               Intelliquis International Inc. and Subsidiary


                                Form 10QSB

               For the Quarterly Period Ended June 30, 2000

                             Table of Contents


Part I.  Financial Information                                 Page

Item 1.  Financial Statements

a)  Condensed Balance Sheets
as of June 30, 2000 and December 31, 1999                   3

b) Condensed Statements of Operations
for the three and six months ended June 30, 2000 and 1999   4

c) Condensed Statements of Cash Flows
for the six months ended June 30, 2000 and 1999             5

d) Notes to Financial Statements                            6

Item 2.  Management's Discussion and Analysis              14

Part II.  Other Information                                17

Item 1.  Legal Proceedings                                 17

Item 2.  Changes in Securities and Use of Proceeds         19

Item 3.  Defaults upon Senior Securities                   19

Item 4.  Submission of Matters to a Vote of
         Security Holders                                  19

Item 5.  Other Information                                 19

Item 6.  Exhibits and Reports on Form 8-K                  19

     Signatures                                            20



                              PART I
                      FINANCIAL INFORMATION


                       ITEM 1.  FINANCIAL STATEMENTS

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY


                                  ASSETS
                                           June 30,           December 31,
                                             2000                1999
                                         (Unaudited)          (Audited)
Current assets
 Cash (Note 2 and 11)                      $143,792  $264,395
 Accounts receivable-trade (Note 2)        3,117,017  4,123,507
 Accounts receivable-employee (Note 2)        64,217  56,632
 Note Receivable (Note 3)                   114,829   598,220
 Inventory (Note 2)                         590,854   551,845
 Prepaid expenses                           534,679    31,660
 Deposits                                    10,200     7,700
                                           4,575,588   5,633,959
Property, Plant & Equipment (Note 2)         138,372  147,350

Other assets
 Certificate of deposit (Note 2)             43,347    42,256
 Intangibles (Note 2)                       241,550     6,213
 Inventory - Long Term (Note 2)             400,000  400,000

Total Assets                             $5,398,857  $6,229,778

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
 Accounts payable and accrued expenses              $ 789,379  $3,115,869
 Short term notes (Note 3)                          1,974,518     275,853
   Short term notes - related party (Note 4)               -      -
   Litigation settlement payable (Note 9)             139,070      -
   Accrued dividends payable                          81,864    22,028
                                                   2,984,831   3,413,750

   Commitments and Contingencies (Note 9)

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, 1,500 shares outstanding           2      2
   Common Stock, 50,000,000 shares authorized,
    $.001 par, 33,970,475 shares issued and
      outstanding                                   34,845       33,462
   Additional paid in capital                     3,300,020    2,835,672
   Retained earnings (deficit)                    (920,841)     (53,108 )

                                                  2,414,026    2,816,028
Total Liabilities and Stockholders' Equity       $5,398,857 $  6,229,778






              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                         Statements of Operations
                                (Unaudited)

                            Three Months Ended      Six  Months Ended
                            June 30,   June 30,     June 30,  June 30,
                             2000       1999         2000     1999

Sales                 $    564,862 $  2,199,137 $   969,658  $3,419,410

Cost of Sales              61,507    1,151,990      199,548   1,655,680

Gross Margin              503,355   1,047,147       770,110   1,763,730

Expenses:
   Sales & Marketing       189,960    276,831       430,287     395,447
General & Administrative   256,181    472,399       471,098     738,655

Total Expenses             446,141    749,230       901,385   1,134,102

Operating Income (Loss)     57,214    297,917     (131,275)     629,628

Other Income (Expense)
Interest Expense           (7,673)     (3,017)     (52,447)      (9,595)
   Interest Income          5,104       2,800       20,476        4,908
    Bad Debt             (136,331)        -        136,730)       -
                         (138,900)      (217  )   (168,701)      (4,687)

Net Income (Loss)
before Taxes              (81,686)     297,700    (299,976)      624,941

Income Tax Expense
(Note 2)                     -         116,148        -           243,827

Net Income (Loss)      $  (81,686)   $  181,552   $ (299,976) $    381,114

Loss on Litigation         507,921         -          507,92         -
Preferred Dividends         29,918         -           59,836        -
                            537,839        -          567,757        -

Net Income (Loss)
Attributable to
Common Stock         $    (619,525)   $     181,552  $ (867,733)  $  381,114

Net Income (Loss)
Per Share           $      (.018)     $       .006   $    (.025)  $   .011

Total average
shares outstanding      34,492,013       33,178,790    34,140,056 34,167,578




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                            Six Months Ended
                                                                 June 30,
                                                            2000        1999


Cash Flows from Operating
 Activities:
   Net income                                            ($867,733)  $381,114
     Non Cash Flow Items:
     Depreciation & Amortization                            24,900    12,193
     Increase (decrease) in
          Accounts receivable                            998,905  (2,102,222 )
          Inventory                                    (39,009)      (9,923 )
          Prepaid expenses & deposits                  (505,519     (17,894)
          Accounts payable & accrued expenses        (2,266,654     904,398


Net Cash Flows used in
 Operating Activities                                 (2,655,110 ) (832,334 )

Cash Flows from Investing Activities:
   Stock Purchase                                           -      (160,000)
   Cash from private placement of stock                     -       1,212,000
   Stock issued for public relations services           199,375      -
   Stock issued for services                            10,813       -
   Stock issued for litigation settlement              209,688       -
   Stock issued for payment of debt                    213,198       -
   Cost of stock registration                         (167,343        -

Net Cash Flows from
  Investing Activities                                 465,731  1,052,000

Cash Flows from Financing Activities:
  Note receivable                                        483,391       -
  Purchase of fixed assets                              (251,259)   (76,443    )
  Purchase of intangibles & other assets
                                                         (1,091     ) (1,233 )
  Proceeds from short-term debt
                                                       1,837,735              -
  Cash used to pay-off short-term debt
                                                           -       (109,000)

  Net Cash Flows used in
  Financing Activities                                2,068,776   (186,676 )

  Net increase (decrease) in cash                      (120,603 )    32,990

  Cash, beginning of year                                264,395      23,074
  Cash, end of period                                   $143,792     $56,064

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                               $-         $   -
     Interest                                          $52,447        9,594



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                               June 30, 2000

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

Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense was $2,115 for 1999. The Company's amortization expense for the second quarter of 2000 and 1999 was $1,653 and $529, respectively.

The Company's amortization expense for the first six months of 2000 and 1999 was $3,107 and $1,028, respectively.

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

The federal income tax provision is $0 and $101,264 for the second quarter of 2000 and 1999, respectively. The state tax provision is $0 and $14,884 for the second quarter of 2000 and 1999, respectively. The federal income tax provision is $0 and $212,580 for the first six months of 2000 and 1999, respectively. The state tax provision

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                                June 30, 2000

NOTE 2 - Significant Accounting Policies (continued)

is $0 and $31,247 for the first six months of 2000 and 1999, respectively.

Deferred income taxes result from temporary differences in the recognition of
accounting transactions for tax and financial reporting purposes.   There were
no temporary differences at December 31, 1998 and earlier years;

accordingly, no deferred tax liabilities have been recognized for all periods.

The Company has cumulative net operating loss carry forwards of more than $4,000,000 at December 31, 1998. No effect has been shown in the financial statements for the net operating loss carry forwards as the likelihood of future tax benefit from such net operating loss carry forwards is highly improbable. Accordingly, the potential tax benefits of the net operating loss carry forwards, estimated based upon current tax rates at December 31,1998, have been offset by valuation reserves of the same amount.

The subsidiary operation was a limited liability company (LLC) in 1997 and 1998. LLC's report their earnings on a partnership tax return and no tax liability accrued at the company level. Taxable income is allocated to its individual members and tax paid by each member.

Inventory consists of finished goods (assembled and unassembled computer software) valued at lower of cost (FIFO) or market. During 1999, the Company purchased a large number of ISA cards into inventory that were programmed with Y2K compliance software for use in its Intellifix 2000 Software Package, a rapidly moving software package prior to the beginning of the year 2000. The purchase resulted in an oversupply of the ISA cards at year-end that cannot be returned to the supplier. The Company negotiated a reduction in the royalty due on each card sold from $5.50 to $1.00 for each card sold in the future. This reduction in royalty payment makes it economically feasible to reprogram the ISA cards with new software at a cost estimated at $35,367. Management believes the newly programmed cards will be a slower moving inventory item and that it may take up to two years to sell the oversupply of cards. As a result, management has elected to write down the value of the cards carried in its inventory at year-end by $820,507, or, approximately 50% of the original value. The cards have a $2.50-3.00 per card salvage value, or $530,500 to $636,600. Failure of the Company to sell the re-programmed
ISA cards could result in an additional inventory write-down of $250,000 -$300,000.

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

Fixed assets consist of the following:
                                            June 30,      December 31,
                                              2000           1999
        Computer Equipment & Software      $  142,105  $ 130,215
        Office Equipment & Furniture           57,334     57,018
        Leasehold Improvements                  4,180      3,571


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               June 30, 2000

NOTE 2 - Significant Accounting Policies (continued)
                                           203,619         190,804
    Less: Accumulated Depreciation         (65,247)        (43,454)
                                           $138,372       $147,350

Computer equipment and software is being depreciated on the straight line method over three to five years. Office equipment is being depreciated on the straight line method over five years. Depreciation expense was $30,316 for 1999. For the second quarter the depreciation expense is $10,898 and $6,224 for 2000 and 1999, respectively. For the first six months the depreciation expense is $21,793 and $11,135 for 2000 and 1999, respectively.

Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group referred to here as the "Company". All inter-company accounts and transactions have been eliminated.

     Accounts Receivable Accounts Receivable are shown net of allowance for returns of $213,497 and $328,000 and allowance for bad debt of $260,000 and $150,000 for the first six months ended June 30, 2000 and for fiscal year 1999, respectively. Certain of the Company's distributors including the largest distributor have the right to return for credit, products purchased from the Company. The Company has a major concentration in accounts receivable with one major distributor accounting for 72% of all receivables at December 31, 1999. That distributor had paid 54% of the balance at June 30, 2000. The distributor has taken credits against the account totaling approximately $487,117 that management believes are improper and is in the process of resolving with the distributor. Accounts receivable balance includes $64,217 of employee receivables (see Note 4).

NOTE 3 - Short Term Notes

The Company has acquired short term borrowing for working capital as follows:
                                      June 30,           December 31,
                                       2000                  1999
Note payable to a bank, secured by
   $40,000 certificate of deposit, all
   assets of the Company and personal
   guarantees from certain officers of
   the corporation, interest stated at 10.75%,
   due November 10, 2000            $   79,500           $   79,500

Note payable to a lender; unsecured;
  personal guarantees by two directors;
  interest stated at 8% per 30 days;
  due August, 1999                          -   167,929

  Note payable to a vendor; secured by
  Inventory, interest stated at 8.50%,
  due November, 2000                1,883,764       -

Note payable to a law firm; unsecured;
   No stated interest                 11,254      28,423
                                    $302,142    $275,853


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                               June 30, 2000

NOTE 3 - Short Term Notes (continued)

Interest expense for fiscal 1999 was $107,330. The interest expense for the first quarter of 2000 is $44,774 and $6,578 for the same quarter in 1999.

NOTE 4 - Related Party Transactions

The Company had accounts receivable owing from three officers/directors at June 30, 2000, as follows:
  Bernard Yaw, President and Chief Executive Officer/Director-      $16,000
  Mark Tippetts, Vice President of Sales and Marketing/Director-    $36,222
  Dave Jones, Chief Financial Officer-                              $11,575

On May 25, 1999, Bernard Yaw and Mark Tippetts, two officers and directors of the Company, issued on behalf of the Company, their personal guarantees to allow the Company to secure a $200,861 loan advance from A- Vision Financial.
 The loan advance had stated interest of 7% per 30-day period when not in default with the stated rate accelerating to 8% per 30-day period from inception if in default. The Company paid $150,000 on the loan advance in 1999 and satisfied the remaining balance plus accrued interest ($212,009) in April 2000, through the issuance of 250,000 shares of restricted common stock (see
Note 5-"Subsequent Events").

At June 30, 2000, an officer of the corporation held $173,000 in his personal accounts for the benefit of the Company. As of the review report date, the $173,000 has been utilized for the Company's benefit.

Messrs. Yaw and Tippets have also issued their personal guarantees relating to a loan from First Utah Bank in the amount of $79,500.

In June 1999, Intelliquis International, Inc. began negotiations to acquire Direct Media Communications, Inc. through the issuance of common stock and funding of the company. The Company funded $90,000 between June 1999 and November 1999, when a $500,000 wire transfer was made to substantially fund Direct Media Communications, Inc. In December 1999, the transaction was negated. Subsequent to the cancellation of the transaction, and with Direct Media Communications, Inc. owing $590,000 to Intelliquis International, Inc., a director of Intelliquis International, Inc., through an affiliate in Malaysia concluded a similar transaction with Direct Media Communications, Inc. Subsequent to the Company's year-end, Direct Media Communications has prepaid $500,000 of the advances made to it by Intelliquis International, Inc.
leaving a principal balance of $90,000 plus accrued interest of $11,461 as of the Company's year-end (see Note 5-"Subsequent Events").

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



NOTE 5 - Subsequent Events

As a settlement in the On the Planet litigation, the Court ordered Intelliquis to pay $202,000 to On the Planet plus issue 260,000 shares to On the Planet or as directed by OTP's counsel. As of the review report date $47,000 has been paid and 260,000 shares issued


              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                               June 30, 2000

NOTE 6 On October 25, 1999, the Company issued to ROBI Investors, LLC 2,000 shares of the Company's 6% Convertible Series A Preferred Stock with a stated value of $1,000 per share and a $.001 par value per share. The Company realized $1,730,455 after legal expense of $83,200, filing fees of $10,000, travel expense of $1,880 and commissions and fees of $174,565. The Preferred Stock carries preferences in liquidation and dissolution and prohibits the payment of dividends to common shareholders until all accrued dividends in the Preferred Stock are paid. The Securities Purchase Agreement also contained a warrant allowing ROBI to purchase up to 100,000 common shares and a conditional warrant allowing ROBI to purchase another 3,000 shares of the Company's 6% Convertible Series A Preferred Stock and another warrant to purchase another 150,000 shares of common stock. Dividends accruing on the Preferred Stock are payable in cash or registered common shares at the Company's option. The conversion price for the Series A Preferred Stock is linked to the future market price of the common stock. As a result, the conversion price will change as the price for the common shares changes in the marketplace. Therefore, the number of common shares to which the Preferred Shares will convert cannot be determined until the date of conversion. The Securities Purchase Agreement required the Company to file a Registration Statement within 30 days of the agreement with the Securities and Exchange Commission to register the underlying shares with the Registration Statement to be declared effective within 180 days of the agreement. An application for a stock listing on the NASDAQ Small-cap Market was to be filed within 45 days of the date of the agreement. Failure of the Company to perform some of these conditions could result in significant penalties to the Company. Under certain conditions, the Company can require the exercise of the Conditional Warrant that would result in an additional $3,000,000 of equity into the Company. Management does not expect this to occur. In addition, Robi Investors, LLC has issued a letter to the Company requesting redemption by the Company of the preferred shares purchased by them pursuant to the terms of the original agreement.

NOTE 7 During the quarter ended June 30, 2000, 305,000 common shares were issued as partial settlements of pending litigations, 30,000 common shares were issued to individuals for their services in the procurement of financing for the Company and 2,136,000 common shares were issued for public/investor relations services.

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

NOTE 8 The Company has entered into Executive Employment Agreements with Bernard Yaw, President, CEO and Director and Mark Tippetts, Vice President of Sales and Markeing and Director. The agreements, which became effective on February 3, 1999, are for a period of two years. The agreements provide for compensation to the two parties to be set by the board of directors, reimbursement for expenses, termination for cause, fiduciary

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                               June 30, 2000

NOTE 8 responsibility to protect confidential information, indemnification to the fullest extent permitted by the Nevada Corporation Statutes, a non-compete agreement for one year following the party's departure from the Company and the Company's right of first refusal to purchase equity owned by the parties.

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

During the pendency of the litigation, the parties began negotiating the terms of a settlement. After settlement negotiations broke down, On the Planet made a motion to enforce a document as a final settlement agreement, and the motion was granted, which resulted in a judgment being entered in favor of On the Planet, which requires Intelliquis to pay the amount of $202,100 cash, and deliver 260,000 shares of Intelliquis common stock to On the Planet. Intelliquis has filed Notice of appeal of the judgment, and since that time, the parties have begun negotiating a final settlement of the case. However, there can be no guarantee that the matter will settle, nor can there be any assurance that a settlement will be reached.

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

Doren Rosenthal DBA RRosenthal Engineering v. Intelliquis International, Inc. and Intelliquis LLC

By this action, pending as Civil No. 991124 in the Superior Court in the State of California, County of San Luis Obispo, plaintiff alleges that he developed and produced a computer program which operated as a Y2K fix for hardware with year 2000 complications, that he licensed his repair software to the Company for the purpose of distribution at the retail level, and that he has not been paid the royalties to which he was entitled under the license and parties' agreement. He asserts claims for breach of contract, misappropriation of trade secrets, breach of the covenant of good faith and fair dealing, unjust enrichment, and unfair competition. The action seeks general damages in the amount of $5 million, punitive damages in an unstated amount and injunctive relief. No opinion has been



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                               June 30, 2000

NOTE 9
 expressed as to the ultimate outcome of the action.

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


LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,655,110 and $832,334 for the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in operating activities is primarily attributable to the reclassification of a large account payable to a note payable and prepayment of marketing expenses for fiscal year 2000.

Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. With the forecasted sales for the next quarter and existing receivables, the Company is planning to meet its obligations.

          Accounts receivable is still rather high; however, the Company is attempting to resolve a discrepancy with its major distributor that will result in decreasing accounts receivable by approximately $500 thousand. Although the Company does not anticipate any problems related to accounts receivable collections, it is currently taking measures to assure collection on all amounts outstanding. In addition, the Company continues to record an allowance for possible returns.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

The Company derives revenue from the sale of software products, which it licences from developers and resells. The Company sells its products in North America and internationally primarily through retailers and distributors. The Company's international sales represented less than 4% and 1% of sales
during the second quarter of 2000 and 1999, respectively.   The Company's
sales decreased $1,634,275 from $2,199,137 for the second quarter of 1999 to $564,862 for the same period in 2000. The Company's decrease in sales is primarily due to the decrease in sales of the IntelliFix 2000 products and the late release of the Company's new products. The Company expects sales to increase for the rest of the fiscal year due to the release of new products and new versions of existing products.

The Company released 2 new software programs (Web-site Traffic Analyzer and Mass Mailer) during the first six months of 2000. The Company believes that sales for its current programs will continue to increase through-out the year. In addition, the Company is planning to release at least one new software program each quarter. The Company is partnering with another entity to develop a program that will be installed on the ISA cards currently in inventory. The Company believes that sales of the ISA card product will completely deplete the current inventory of the cards.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $61,507 for the three months ended June 30, 2000 and constituted 11% of total sales as compared to $1,151,990 and 52% of total sales for the same period in 1999.
The change in the percent of sales is due to decreases in royalty fees and per unit cost of production for the current products being sold. During the second quarter of 1999 cost of goods sold were higher than normal due to the cost of sales for the ISA cards. During the second quarter of 2000 the Company had taken additional measures to reduce royalties and production labor. The Company anticipates that cost of sales will approach 19% of sales for the fiscal year 2000.

The total sales and marketing for the second quarter of 2000 amounted to $189,960 while the same period in 1999 amounted to $276,831. Sales and marketing expense as a percentage of sales were 34% and 13% for the three months ended June 30, 2000 and 1999, respectively. The increase in percent of sales is due to the decrease in sales. Also, the Company was involved in numerous marketing programs that will be of benefit for the entire year. While sales continue to increase sales and marketing as a percentage of sales will decrease. The Company expects sales and marketing expense to be approximately 20% for the fiscal year 2000.

General and administrative expenses totaled $256,181 and $472,399 for the three months ended June 30, 2000 and 1999, respectively. The decrease in costs can be attributed to cutbacks in payroll associated with the Y2K products.
General and administrative costs have increased as a percentage of sales to 45% from 21% for the three months ended June 30, 2000 and 1999, respectively. However, the increase is more attributable to decrease in sales than an increase in general and administrative expenses. The Company anticipates general and administrative expenses as a percentage of sales to approximate
15% for the fiscal year 2000.

          The Company settled on two lawsuits during the second quarter of 2000. The settlements resulted in a loss of $507,921. The Company does not anticipate any further claims or litigation will result with material effect on the Company's financial position, results of operations or cash flows.

For the fiscal year 2000, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for each of the remaining quarters and for the fiscal year. The income will be a result of increased sales throughout the year due to new products and revisions. In addition, the Company is exploring other products that could be release by third or fourth quarter which could dramatically increase sales. For the three months ended June 30, 2000, the Company reported an operating income of $57,214, compared to operating income of $297,917 in the corresponding period in 1999.

Six Months Ended June 30, 2000 and 1999

The Company's sales amounted to $969,658 for the first six months of 2000 which is a decrease of $2,449,753 from $3,419,411 for the same period in 1999. The Company's decrease in sales is primarily due to the decrease in sales of the IntelliFix 2000 products and the late release of the Company's new products. The Company expects sales to increase for the rest of the fiscal year due to the release of new products and new versions of existing products.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $199,548 for the six months ended June 30, 2000 and constituted 21% of total sales as compared to $1,655,680 and 48% of total sales for the same period in 1999.
The change in the percent of sales is due to decreases in royalty fees and per unit cost of production for the current products being sold. During the first six months of 1999 cost of goods sold were higher than normal due to the cost of sales for the ISA cards. During the first six months of 2000 the Company had taken additional measures to reduce royalties and production labor. The Company anticipates that cost of sales will approach 19% of sales for the fiscal year 2000.

The total sales and marketing for the first six months of 2000 amounted to $189,960 while the same period in 1999 amounted to $276,831. Sales and marketing expense as a percentage of sales were 44% and 12% for the six months ended June 30, 2000 and 1999, respectively. The increase in percent of sales is due to the decrease in sales. Also, the Company was involved in numerous marketing programs that will be of benefit for the entire year. While sales continue to increase sales and marketing as a percentage of sales will decrease. The Company expects sales and marketing expense to be approximately 20% for the fiscal year 2000.

General and administrative expenses totaled $471,098 and $738,658 for the six months ended June 30, 2000 and 1999, respectively. The decrease in costs can be attributed to cutbacks in payroll associated with the Y2K products. General and administrative costs have increased as a percentage of sales to 49% from 22% for the six months ended June 30, 2000 and 1999, respectively. However, the increase is more attributable to decrease in sales than an increase in general and administrative expenses. The Company anticipates general and administrative expenses as a percentage of sales to approximate 15% for the fiscal year 2000.

          The Company settled on two lawsuits during the second quarter of 2000. The settlements resulted in a loss of $507,921. The Company does not anticipate any further claims or litigation will result with material effect on the Company's financial position, results of operations or cash flows.

For the fiscal year 2000, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for each of the remaining quarters and for the fiscal year. The income will be a result of increased sales throughout the year due to new products and revisions and a reduction in production costs and overhead. In addition, the Company is exploring other products that could be release by third or fourth quarter which could dramatically increase sales.

For the six months ended June 30, 2000, the Company reported an operating loss of $131,275, compared to operating income of $629,627 in the corresponding period in 1999.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR PROVISION" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this report, the words "believe," "plan," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those stated. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict. There can be no assurance that the benefits or results anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company's to no experience the results contemplated in this report, or otherwise cause the Company's results of operations to be adversely affected in the future: (i) the Company's reliance on the sale of few products; (ii) the Company's dependence on the ability of its distribution channels to market the Company's products; (iii) the Company's dependence on one major distributor for retail sales; (iv) the Company's reliance on its Y2K software for a majority of revenues; (v) the uncertainty of the potential impact of the Year 2000 on computer systems;
(vi) continued or increased competitive pressures from existing competitors and new entrants; (vii) unanticipated costs related to the Company's growth and operating strategies; (viii) loss of key members of management; (ix) deterioration of general economic conditions; (x) loss of customers or customer acceptance of Company products; (xi) unanticipated problems or "bugs" in the Company's software products; and (xii) the outcome of any litigation the Company may be involved in. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward- looking statements and are cautioned not to place undo reliance on such forward-looking statements. Many such factors are beyond the control of the Company. The forward-looking statements made herein are only made as of the date of the Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



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

2. WILLIAM L. ROSENBECK V. INTELLIQUIS INTERNATIONAL. On February 17, 2000, William L. Rosenbeck filed a small claims complaint in the Xenia Municipal
Court, Xenia, Ohio, styled William L. Rosenbeck v. Staples and Intelliquis International, Case No. 00CV100202. By this action, Rosenbeck seeks damages of $1,290.31 arising out of personal computer problems which purportedly resulted from use of Y2K software. Because the cost to defend the action in Xenia, Ohio, substantially exceeds the potential exposure, the Company has elected not to appear; however, if the claim is reduced to judgment in Ohio and results in enforcement action in Utah, the company intends to contest the matter on jurisdictional grounds. There can be no assurance of the ultimate outcome of this matter.

3. ROSENTHAL ENGINEERING V. INTELLIQUIS. This case was brought by Doren Rosenthal d/b/a Rosenthal Engineering ("Rosenthal") against the Company, based on claims made by Rosenthal that stem from an alleged breach of a licensing agreement. The case includes claims for breach of contract, misappropriation of trade secrets, and others.

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

Intelliquis denies all of the allegations made by Rosenthal in the case, and has filed a Demurrer (the state court equivalent of a motion to dismiss) to the complaint. Intelliquis has taken the position that any royalties owed, if any, are of a nominal amount,and were properly withheld as a reserve due to potential returns of the Rosenthal product as a result of product defects. Intelliquis also denies that it engaged in any misappropriation of trade secrets, or any of the other acts alleged. Intelliquis intends to defend the present and threatened actions of Rosenthal.

This matter is in its early stages, and the outcome is uncertain. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

4. CLAIM OF ENVIROCON STRATEGIC MANAGEMENT CONSULTING GROUP, INC. In December 1999, this alleged consulting group made demand against the Company for $100,000 for consulting services allegedly rendered. On December 29, 1999, the Company denied the claim by letter. The Company is not aware of any further action taken by the consulting group for the fee allegedly owed, but the Company cannot guarantee that no further action will be taken.

5. ON THE PLANET, INC. V. INTELLIQUIS INTERNATIONAL, INC., ET AL. On May 6, 1999, On The Planet, Inc. ("OTP"), filed an action against the Company in the United States District Court for the District of Utah, entitled On The Planet
v. Intelliquis International, Inc., Civil No. 2:99CV324K. The claims purportedly arise out of a Software Rights Agreement under which the Company granted OTP "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. OTP asserts that the Company violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. OTP asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, OTP is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by OTP, the Company has denied the claims filed against it and has filed counterclaims seeking rescission of the Software Rights Agreement and asserting breach of contract of that Agreement. The Company has also filed additional claims against OTP and its principal, Ernest Hemple, arising from conduct that the Company believes to constitute defamation and interference with contract. During the pendency of the litigation, the parties began negotiating the terms of a settlement.
After settlement negotiations broke down, On the Planet made a motion to enforce a document as a final settlement agreement, and the motion was granted, which resulted in a judgment being entered in favor of On the Planet, which requires Intelliquis to pay the amount of $202,100 cash, and deliver 260,000 shares of Intelliquis common stock to On the Planet. Intelliquis has filed Notice of appeal of the judgment, and since that time, the parties have begun negotiating a final settlement of the case. However, there can be no guarantee that the matter will settle, nor can there be any assurance that a settlement will be reached.


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

Dated: August 14, 2000