Form 10QSB
period 2000-09-30
INTELLIQUIS INTERNATIONAL INC
filed 2000-11-29
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2000

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

As of September 30, 2000 the number of shares outstanding of the Registrant's Common Stock was 34,845,475.

Transitional Small Business Disclosure Format - (check one):    [   ] YES
[ X ] NO

               Intelliquis International Inc. and Subsidiary


                                Form 10QSB

             For the Quarterly Period Ended September 30, 2000

                             Table of Contents


Part I.  Financial Information                                 Page

Item 1.  Financial Statements

a)  Condensed Balance Sheets as of September 30, 2000 and
        December 31, 1999                                        3

b) Condensed Statements of Operations for the three and
       nine months ended September 30, 2000 and 1999             4

c) Condensed Statements of Cash Flows for the nine months
       ended September 30, 2000 and 1999                         5

d) Notes to Financial Statements                                 6

Item 2.  Management's Discussion and Analysis                    13

Part II.  Other Information                                      16

Item 1.  Legal Proceedings                                       16

Item 2.  Changes in Securities and Use of Proceeds               17

Item 3.  Defaults upon Senior Securities                         17

Item 4.  Submission of Matters to a Vote of Security Holders     17

Item 5.  Other Information                                       17

Item 6.  Exhibits and Reports on Form 8-K                        17

     Signatures                                                  18



                                  PART I
                      FINANCIAL INFORMATION


                       ITEM 1.  FINANCIAL STATEMENTS

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY


                                  ASSETS
                                        September 30,         December 31,
                                           2000                  1999
                                        (Unaudited)           (Audited)
Current assets
 Cash (Note 2 and 11)                      $ 20,580  $264,395
 Accounts receivable-trade (Note 2)       3,028,727  4,123,507
 Accounts receivable-employee (Note 2)      120,423  56,632
 Note Receivable (Note 4)                   118,337   598,220
 Inventory (Note 2)                         609,179   551,845
   Prepaid expenses                         324,889    31,660
   Deposits                                  10,200     7,700
                                          4,232,345   5,633,959

Property, Plant &
  Equipment (Note 2)                        127,260  147,350

Other assets
 Certificate of deposit (Note 2)             43,881  42,256
 Intangibles (Note 2)                       229,100   6,213
 Inventory - Long Term (Note 2)             400,000  400,000

 Total Assets                            $5,032,586   $6,229,778


                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses              $ 910,227  $3,115,869
Short term notes (Note 3)                          2,014,892     275,853
Litigation settlement payable (Note 5 & 9)           138,335      -
   Accrued dividends payable                         111,782    22,028
                                                   3,175,236   3,413,750

   Commitments and Contingencies (Note 9)

Stockholders' Equity
   Preferred Stock, 5,000,000 shares authorized,
    par value $.001, 1,500 shares outstanding            2      2
   Common Stock, 50,000,000 shares authorized,
   $.001 par 34,845,475 and 33,970,475 shares
    issued and outstanding                           34,845      33,462
   Additional paid in capital                     3,283,136   2,835,672
   Retained earnings (deficit)                   (1,460,633)    (53,108)

                                                  1,857,350   2,816,028
Total Liabilities and Stockholders' Equity       $5,032,586   6,229,778







              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                         Statements of Operations
                                (Unaudited)

                            Three Months Ended        Nine Months Ended
                      September 30,  September 30,  September 30, September 30,
                          2000            1999          2000         1999


Sales            $     314,826       $3,047,603   $1,284,484    $6,467,014

Cost of Sales          110,351        1,558,358     309,899       3,214,038

Gross Margin           204,475        1,489,245     974,585       3,252,976

Expenses:
Sales & Marketing      405,317         531,834      835,604        926,830
General &
Administrative         73,143          361,894      544,241      1,100,526

Total Expenses        478,460           893,728    1,379,845     2,027,356

Operating
Income (Loss)        (273,985)         595,517     (405,260)     1,225,620


Other Income (Expense)
Interest Expense      (89,959)        (59,154)      (142,406      (68,749)
Interest Income         4,070             874         24,546        5,782
Bad Debt             (150,000)        (60,000)      (286,730)     (60,000)
                     (235,889)       (118,280)      (404,590)    (122,967)

Net Income
(Loss)
before Taxes         (509,874)         477,237      (809,850)   1,102,653

Income Tax
Expense
(Note 2)                 -              186,358        -         430,185

Net Income
(Loss)         $    (509,874)    $     290,879      $ (809,850    672,468

Loss on
Litigation               -               -             507,921     -

Preferred Dividends  29,918              -              89,754      -
                     29,918              -             597,675      -

Net Income (Loss)
Attributable
to Common Stock $  (539,792)   $       290,879   $   (1,407,525) $  672,468


Net Income
(Loss) Per Share $    (.015)   $          .009   $       (.041)  $     .020

Total average
shares
outstanding       34,845,475        33,462,420       34,377,780   33,925,794




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                   Consolidated Statements of Cash Flows
                                (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                        2000           1999


Cash Flows from Operating
 Activities:
     Net income                                 ($1,407,525    ) $672,468
     Non Cash Flow Items:
      Depreciation & Amortization                    48,462         23,827
     Increase (decrease) in
          Accounts receivable                  1,030,989        (3,828,584    )
          Inventory                                   (57,334) (243,022   )
          Prepaid expenses & deposits
                                                      (295,739     ) (18,940)
Accounts payable & accrued expenses                 (1,977,553      2,350,007


Net Cash Flows used in
 Operating Activities                           (2,658,700     ) (1,044,244    )

Cash Flows from Investing Activities:
 Stock Purchase                                          -      (160,000)
 Cash from private placement of stock                    -     1,212,000
Stock issued for public relations services
                                                     199,375              -
Stock issued for services                            10,813               -
Stock issued for litigation settlement               209,688              -
Stock issued for payment of debt                     213,198              -
Cost of stock registration                          (184,227              -

Net Cash Flows from
Investing Activities                                 448,847       1,052,000

Cash Flows from Financing Activities:
 Note receivable                                     479,883              -

Purchase of fixed assets                             (251,259   )  (132,568    )
 Purchase of intangibles & other assets                (1,625   ) (1,652 )
 Proceeds from short-term debt                      1,739,039    257,096
 Cash used to pay-off short-term debt                    -      (108,000)

Net Cash Flows used in Financing Activities         1,966,038      14,876

Net increase (decrease) in cash                      (243,815   )    22,632

Cash, beginning of year                               264,395        23,074

Cash, end of period                                  $ 20,580       $45,706

Supplemental Cash Flow Information
   Cash Paid for:
     Taxes                                            $-          $-
     Interest                                    $    53,090      $  12,509




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                             September 30, 2000

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

NOTE 2 - Significant Accounting Policies

Cash and Cash Equivalents The Company considers all short term, highly liquid investments that are readily convertible to known amounts within 3 months as cash equivalents.

Intangible Assets Intangible assets consist of contract design work and goodwill. Both intangibles are being amortized over 60 months on the straight line method. Amortization expense was $2,115 for 1999. The Company's amortization expense for the third quarter of 2000 and 1999 was $12,450 and $529, respectively. The Company's amortization expense for the first nine months of 2000 and 1999 was $15,557 and $1,586, respectively.

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

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future taxconsequences of events that have been recognized in the financial statements or tax returns.

The federal income tax provision is $0 and $162,472 for the third quarter of 2000 and 1999, respectively. The state tax provision is $0 and $23,886 for the third quarter of 2000 and 1999, respectively. The federal income tax provision is $0 and $375,052 for the first nine months of 2000 and 1999, respectively. The state tax provision is $0 and $55,133 for the first nine months of 2000 and 1999, respectively.

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                             September 30, 2000

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

Certificate of Deposit The Company holds a Certificate of Deposit as partial security for a short term loan at the Company's bank (see Note 3) and therefore is not currently available for use in operations The 6-60 month certificate has interim rollover maturity dates. The certificate matures on March 10, 2001. Interest is stated at 4.86%.

Fixed Assets The Company capitalizes purchases of long lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increases the value of or extend the life of the asset.

Fixed assets consist of the following:
                                     September 30,      December 31,
                                        2000               1999
 Computer Equipment & Software      $  142,105           $ 130,215
 Office Equipment & Furniture           57,334              57,018
 Leasehold Improvements                  4,180               3,571
                                       203,619             190,804
 Less: Accumulated Depreciation        (76,359)            (43,454)
                                      $127,260            $147,350



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                             September 30, 2000

NOTE 2 - Significant Accounting Policies (continued)

Computer equipment and software is being depreciated on the straight line method over three to five years. Office equipment is being depreciated on the straight line method over five years. Depreciation expense was $30,316 for 1999. For the third quarter the depreciatio expense is $11,112 and $11,106 for 2000 and 1999, respectively. For the first nine months the depreciation expense is $32,905 and $22,242 for 2000 and 1999, respectively.

Principles of Consolidation The Company consists of the parent corporation, Intelliquis International, Inc., and its subsidiary, Intelliquis LLC. The two companies together report as a consolidated group referred to here as the "Company". All inter-company accounts and transactions have been eliminated.

     Accounts Receivable Accounts Receivable are shown net of allowance for returns of $269,055 and $411,446 and allowance for bad debt of $410,000 and $210,000 for the first nine months ended September 30, 2000 and for fiscal year 1999, respectively. Certain of the Company's distributors including the largest distributor have the right to return for credit, products purchased from the Company. The Company has a ajor concentration in accounts receivable with one major distributor accounting or 72% of all receivables at December 31, 1999. That distributor had paid 54% of the balance at September 30, 2000. The distributor has taken credits against the account totaling approximately $487,117 that management believes are improper and is in the process of resolving with the distributor. Accounts receivable balance includes $120,423 of employee receivables (see Note 4).

NOTE 3 - Short Term Notes

The Company has acquired short term borrowing for working capital as follows:
                                          September 30,           December 31,
                                             2000                  1999

Note payable to a bank, secured by
   $40,000 certificate of deposit, all
   assets of the Company and personal
   guarantees from certain officers of
   the corporation, interest stated at 10.75%,
   due November 10, 2000                       $   79,500  $  79,500

Note payable to a lender; unsecured;
  personal guarantees by two directors;
  interest stated at 8% per 30 days;
  due August, 1999                                    -      167,929

  Note payable to a vendor; secured by
  Inventory, interest stated at 8.50%,
    due November, 2000                          1,924,138        -

Note payable to a law firm; unsecured;
   No stated interest                              11,254      28,423
                                               $2,014,892    $275,853

Interest expense for fiscal 1999 was $107,330. The interest expense for the third quarter of 2000 is $89,959 and $59,154 for the same quarter in 1999.



              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                            September 30, 2000

NOTE 4 - Related Party Transactions

The Company had accounts receivable owing from one officer/director at September 30, 2000, as follows:

          Mark Tippets, Vice President of Sales and Marketing/Director-
            $120,000

On May 25, 1999, Bernard Yaw and Mark Tippets, two officers and directors of the Company, issued on behalf of the Company, their personal guarantees to allow the Company to secure a $200,861 loan advance from A-Vision Financial. The loan advance had stated interest of 7% per 30-day period when not in default with the stated rate accelerating to 8% per 30-day period from inception if in default. The Company paid $150,000 on the loan advance in 1999 and satisfied the remaining balance plus accrued interest ($212,009) in April 2000, through the issuance of 250,000 shares of restricted common stock (see Note 5-"Subsequent Events").

Messrs. Barrett and Tippets have also issued their personal guarantees relating to a loan from First Utah Bank in the amount of $79,500.

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


NOTE 5 - Subsequent Events

As a settlement in the On the Planet litigation, the Court ordered Intelliquis to pay $202,000 to On the Planet plus issue 260,000 shares to On the Planet or as directed by OTP's counsel. All of the shares have been paid and the cash portion of the award was reduced by agreement and paid.
The Preferred Stock carries preferences in liquidation and dissolution and prohibits the payment of dividends to common shareholders until all accrued dividends in the Preferred Stock are paid. The Securities Purchase
Agreement also contained a warrant allowing ROBI to purchase up to 100,000 common shares and a conditional warrant allowing ROBI to purchase another 3,000 shares of the Company's 6% Convertible Series A Preferred Stock and another warrant to purchase another 150,000 shares of common stock.
Dividends accruing on the Preferred Stock are payable in cash or registered common shares at the Company's option. The conversion price for the Series A Preferred Stock is linked to the future market price of the common stock. As a result, the conversion price will change as the price for the common shares changes in the marketplace. Therefore, the number of common shares to which the Preferred Shares will convert cannot be determined until the date of conversion.




              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                    Notes to The  Financial Statements
                             September 30, 2000
NOTE 5 - Subsequent Events (continued)

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

The Company currently has outstanding warrants that allow for the purchase of up to 60,000 shares of common stock as follows:
               Patrick Lucci            10,000 Warrants*
               Doug Cole                25,000 Warrants*
               Say Lim                  25,000 Warrants*

    Pricing of warrant will be determined when option plan is completed.

NOTE 8 The Company has entered into Executive Employment Agreements with Bernard Yaw, President, CEO and Director and Mark Tippets, Vice President of Sales and Marketing and Director. The agreements, which became effective on February 3, 1999, are for a period of two years. The agreements provide for compensation to the two parties to be set by the board of directors, reimbursement for expenses, termination for cause, fiduciary responsibility to protect confidential information, indemnification to the fullest extent permitted by the Nevada Corporation Statutes, a non-compete agreement for one year following the party's departure from the Company and the Company's right of first refusal to purchase equity owned by the parties.















              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY
                     Notes to The Financial Statements
                            September 30, 2000

NOTE 9 William L. Rosonbeck v. Staples and Intelliquis International, Inc.

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

The Company seeks to build a leadership position in this market by first licensing fully tested software applications from independent software developers andthen developing or acquiring a family of software applications.
 The Company's main emphasis lies in PC Utilities titles, but will offer a selection of Reference, Productivity and Communication titles both in the North American and International market. The software products are being marketed through traditional software distribution channels and the Internet.
 Since the release of the Company's first software title in November 1997, the Company has grossed approximately $9 million in sales to date.

The Company has licensed and released a total of eight software titles through the end of the first ten months of 2000 namely, INTELLIFIX 2000 (formerly FIX2000), TOTAL FAX, WEB SITE TRAFFIC BUILDER, CREDIT BUILDER, SPEED 98,
CYBER SURVEILLANCE, WEB SITE TRAFFIC ANALYZER, AND MASS MAILER. In the last quarter of 1997, the Company republished and released its first three titles (NetFax, Speed98 and Credit Builder). During 1998, Intelliquis released another three titles (Total Fax, Fix2000, and Web Site Traffic Builder). In 1999, the Company revamped Credit Builder and launched it as Credit Builder Deluxe. Intelliquis also released Cyber Surveillance during fourth quarter
1999. With the availability of new and quality titles to license, the Company intends to release new titles on a regular basis in 2000 and beyond.

Intelliquis announced the launch of two new titles at the beginning of 2000, Mass Mailer and Web Site Traffic Analyzer. Mass Mailer is a bulk e-mail message program that allows users to broadcast e-mails to multiple contact lists. Web Site Traffic Analyzer allows Webmasters to track and monitor traffic patterns to and within their Internet sites. The Company plans to offer Web Site Traffic Analyzer as a stand-alone product and include the product with Web Site Traffic Builder in a suite of Internet products called Web Works.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $2,658,700 and $1,244,044 for the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in operating activities is primarily attributable to the operating losses incurred, reclassification of a large account payable to a note payable and prepayment of marketing expenses for fiscal year 2000.

Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. With the forecasted sales for the next quarter and existing receivables, the Company is planning to meet its obligations.

          Accounts receivable is still rather high; however, the Company is attempting to resolve a discrepancy with its major distributor that will result in decreasing accounts receivable by approximately $500 thousand. Although the Company does not anticipate any problems related to accounts receivable collections, it is currently taking measures to assure collection on all amounts outstanding. In addition, the Company continues to record an allowance for possible returns and bad debt.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

The Company derives revenue from the sale of software products, which it licences from developers and resells. The Company sells its products in North America and internationally primarily through retailers and distributors. The Company's international sales represented less than 16% and 6% of sales
during the third quarter of 2000 and 1999, respectively.   The Company's
sales decreased $2,732,777 from $3,047,603 for the third quarter of 1999 to $314,826 for the same period in 2000. The Company's decrease in sales is primarily due to the decrease in sales of the IntelliFix 2000 products. The Company expects sales to increase for the rest of the fiscal year due to the release of new products and new versions of existing products.

The Company released 2 new software programs (Web-site Traffic Analyzer and Mass Mailer) during the first nine months of 2000. The Company believes that sales for its current programs will continue to increase through-out the year. In addition, the Company is planning to release at least one new software program each quarter. The Company is partnering with another entity to develop a program that will be installed on the ISA cards currently in inventory. The Company believes that sales of the ISA card product will completely deplete the current inventory of the cards.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $110,351 for the three months ended September 30, 2000 and constituted 35% of total sales as compared to $1,558,358 and 51% of total sales for the same period in 1999. The change in the percent of sales is due to decreases in royalty fees and per unit cost of production for the current products being sold. During the third quarter of 1999 cost of goods sold were higher than normal due to the cost of sales for the ISA cards. During the third quarter of 2000 the Company had taken additional measures to reduce royalties and production labor. The Company anticipates that cost of sales will approach 20% of sales for the fiscal year 2000.

The total sales and marketing for the third quarter of 2000 amounted to $405,317 while the same period in 1999 amounted to $531,834. Sales and marketing expense as a percentage of sales were 129% and 17% for the three months ended September 30, 2000 and 1999, respectively. The increase in percent of sales is due to the decrease in sales and a substantial increase in marketing programs. The Company was involved in numerous marketing programs that will be of benefit for the entire year. As sales continue to increase; sales and marketing as a percentage of sales will decrease. The Company expects sales and marketing expense to be approximately 52% for the fiscal year 2000.

General and administrative expenses totaled $73,143 and $361,894 for the three months ended September 30, 2000 and 1999, respectively. The decrease in costs can be attributed to cutbacks in payroll due to the decrease in sales. General and administrative costs have increased as a percentage of sales to 23% from 12% for the three months ended September 30, 2000 and 1999, respectively. However, the increase is more attributable to decrease in sales than an increase in general and administrative expenses. The Company anticipates general and administrative expenses as a percentage of sales to approximate
30% for the fiscal year 2000.

          The Company settled on two lawsuits during the second quarter of 2000. The settlements resulted in a loss of $507,921. The Company does not anticipate any further claims or litigation will result with material effect on the Company's financial position, results of operations or cash flows.

For the fiscal year 2000, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for the remaining quarter. The income will be a result of increased sales due to new products and revisions. In addition, the Company is exploring other products that could be release during the fourth quarter which could dramatically increase sales.

For the three months ended September 30, 2000, the Company reported an operating loss of $273,895, compared to operating income of $595,517 in the corresponding period in 1999.

Nine Months Ended September 30, 2000 and 1999

The Company's sales amounted to $1,284,484 for the first nine months of 2000 which is a decrease of $5,182,530 from $6,467,014 for the same period in 1999. The Company's decrease in sales is primarily due to the decrease in sales of the IntelliFix 2000 products and the late release of the Company's new products. The Company expects sales to increase for the rest of the fiscal year due to the release of new products and new versions of existing products.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $309,899 for the nine months ended September 30, 2000 and constituted 24% of total sales as compared to $3,214,038 and 50% of total sales for the same period in 1999. The change in the percent of sales is due to decreases in royalty fees and per unit cost of production for the current products being sold. During the first nine months of 1999 cost of goods sold were higher than normal due to the cost of sales for the ISA cards. During the first nine months of 2000 the Company had taken additional measures to reduce royalties and production labor. The Company anticipates that cost of sales will approach 20% of sales for the fiscal year 2000.

The total sales and marketing for the first nine months of 2000 amounted to $835,604 while the same period in 1999 amounted to $926,830. Sales and marketing expense as a percentage of sales were 65% and 14% for the nine months ended September 30, 2000 and 1999, respectively. The increase in percent of sales is due to the decrease in sales. Also, the Company was involved in numerous marketing programs that will be of benefit for the entire year. While sales continue to increase sales and marketing as a percentage of sales will decrease. The Company expects sales and marketing expense to be approximately 52% for the fiscal year 2000.

General and administrative expenses totaled $544,241 and $1,100,526 for the nine months ended September 30, 2000 and 1999, respectively. The decrease in costs can be attributed to cutbacks in payroll associated with the Y2K products. General and administrative costs have increased as a percentage of sales to
42% from 17% for the nine months ended September 30, 2000 and 1999,
respectively.   However, the increase is more attributable to decrease in
sales than an increase in general and administrative expenses.
The Company anticipates general and administrative expenses as a percentage of sales to approximate 30% for the fiscal year 2000.

          The Company settled on two lawsuits during the second quarter of 2000. The settlements resulted in a loss of $507,921. The Company does not anticipate any further claims or litigation will result with material effect on the Company's financial position, results of operations or cash flows.

For the fiscal year 2000, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for the remaining quarter. The income will be a result of increased sales throughout the year due to new products and revisions and a reduction in production costs and overhead. In addition, the Company is exploring other products that could be release during the fourth quarter which could dramatically increase sales.

For the nine months ended September 30, 2000, the Company reported an operating loss of $405,260, compared to operating income of $1,225,620 in the corresponding period in 1999.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR PROVISION" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

When used in this report, the words "believe," "plan," "anticipates,"
"expects" and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.
Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those stated. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, areinherently uncertain and difficult to predict. There can be no assurance that the benefits or results anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause the Company's to no experience the results contemplated in this report, or otherwise cause the Company's results of operations to be adversely affected in the future: (i) the Company's reliance on the sale of few products; (ii) the Company's dependence on the ability of its distribution channels to market the Company's products;
(iii) the Company's dependence on one major distributor for retail sales; (iv) the Company's reliance on its Y2K software for a majority of revenues; (v) the uncertainty of the potential impact of the Year 2000 on computer systems;
(vi) continued or increased competitive pressures from existing competitors and new entrants; (vii) unanticipated costs related to the Company's growth and operating strategies; (viii) loss of key members of management; (ix) deterioration of general economic conditions; (x) loss of customers or customer acceptance of Company products; (xi) unanticipated problems or "bugs" in the Company's software products; and (xii) the outcome of any litigation the Company may be involved in. Stockholders, potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undo reliance on such forward-looking statements. Many such factors are beyond the control of the Company. The forward-looking statements made herein are only made as of the date of the Form 10-QSB and the Company undertakes no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.



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

2. ROSENTHAL ENGINEERING V. INTELLIQUIS. This case was brought by Doren Rosenthal d/b/a Rosenthal Engineering ("Rosenthal") against the Company, based on claims made by Rosenthal that stem from an alleged breach of a licensing agreement. The case includes claims for breach of contract, misappropriation of trade secrets, and others.

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

Intelliquis International, Inc.

By: /s/ ______________________
          Bernard Yaw, President and Duly
          Authorized Officer of the Registrant

Dated: November 14, 2000