Form 10KSB
period 2000-12-31
INTELLIQUIS INTERNATIONAL INC
filed 2001-05-16
CIK 726166

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.
                                FORM 10-KSB

[ X ]      ANNUAL  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2000

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

Revenue for the year ended December 31, 2000:   $ 2,427,236

As of December 31, 2000 the aggregate market value of the voting stock held by non-affiliates of the Registrant was $632,474.84.
As   of  December  31,  2000  the  number  of  shares  outstanding  of  the
Registrant's Common Stock was 3108,221,475.

                                [1]

                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS
       Intelliquis International, Inc. ("the Company" or "Intelliquis") has become a republisher, marketer and supporter of Internet Year 2000 utility, reference and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc., June 21, 1983 in Colorado for the purpose of seeking out and developing a business opportunity. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, a Utah Limited Liability Company, which then became a wholly owned subsidiary ("the Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and organized in Utah in December 1997, as a Limited Liability
  Company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.

       The Company built a position in the software market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. During the year 2000 The Company's changed its emphasis to Internet Utilities titles, but will offer software titles in reference, and communication programs both in the North American and International market. The software products are being marketed through traditional software distribution channels to retail outlets and the Internet's World Wide Web. Since the release of the Company's first software title in November 1997, the Company has grossed approximately $11 million in sales to date.

       The Company has licensed and as current products, a total of seven software titles through the end of 2000 namely: Web Site Medic, TotalFax, Web Site Traffic Builder, Traffic Analyzer, Credit Builder, Mass-E-Mailer, and Cyber Surveillance. In the last quarter of 1997, the Company republished and released its first three titles (NetFax, Speed98 and Credit Builder). During 1998, Intelliquis released another three titles (TotalFax, Fix2000, and Web Site Traffic Builder).

       In 1999, the Company purchased and redesigned Credit Builder and launched it as Credit Builder Deluxe. Intelliquis also released Cyber Surveillance during fourth quarter 1999.

       Intelliquis announced the launch of two new titles at the beginning of 2000, Mass-E- Mailer and Web Site Traffic Analyzer (Traffic Meter). Mass-E-Mailer is a bulk e-mail message program that allows users to broadcast e-mails to multiple contact lists. Web Site Traffic Analyzer allows Webmasters and web site owners to track and monitor traffic patterns to and within their Internet sites. The Company offers Web Site Traffic Analyzer as a stand-alone product and has included the product with Web Site Traffic Builder in a suite of Internet products.

       The  Company  developed and released it's own version  of  Web  Site
  Traffic  Builder  in July of 2000.  Traffic Builder  is  a  program  that submits web site information to the major search engines. With the availability of new and quality titles to license, the Company intends to release new titles on a regular basis in 2001 and beyond.

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


ITEM 2.  DESCRIPTION OF PROPERTY
       The Company's headquarters are located at 352 West 12300 South, Suite 300, Draper, Utah 84020. The main telephone number of the Company is (801) 990-2600. The Company has a three-year lease of 3,900 square feet of office space and 5,638 square feet of warehouse space. The Company performs its own warehousing and fulfillment of all its products.

                                [2]

ITEM 3.  LEGAL PROCEEDINGS
  1. On The Planet, Inc. v. Intelliquis International, Inc., et al. On May 6, 1999, On The Planet, Inc.("OTP"), filed an action against the Company in the United States District Court for the District of Utah, entitled On The Planet v. Intelliquis International, Inc., Civil No. 2:99CV324K. The claims purportedly arise out of a Software Rights Agreement under which the Company granted OTP "an exclusive license for direct sales along with a nonexclusive license for all other sales including but not limited to retail sales" for certain Y2K fix software identified therein. OTP asserts that the Company violated that Agreement by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. OTP asserts claims of copyright infringement, breach of contract and fraud. In addition to injunctive relief, OTP is seeking unspecified damages including profits lost through the direct sales of the Y2K fix software, as well as attorneys' fees and punitive damages. In response to the lawsuit filed by OTP, the Company denied the claims filed against it and has filed counterclaims seeking rescission of the Software Rights Agreement and asserting breach of contract of that Agreement. The Company has also filed additional claims against OTP and its principal, Ernest Hemple, arising from conduct that the Company believes to constitute defamation and interference with contract. On November 8, 2000. On The Planet filed in Federal Court and release of lawsuit. In March 2001 OTP and the Company reached a settlement agreement relating to the remaining cash liability owed OTP. OTP agreed to forgive any remaining debt in exchange for 1,500,000 of the Company's restricted common shares.

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

  3. United Television, Inc. d.b.a. KTVX 4 Utah vs. Intelliquis, LLC, Third District Court, Salt Lake County, State of Utah Civil No. 000909917; In its Complaint, United Television, Inc. asserts a claim for payment in the amount of $5,848.67 purportedly owed for the broadcasting of advertising for Intelliquis International, Inc. (the "Company"). On February 7, 2001, United Television and the Company entered into a Stipulation through which the Company agreed to pay to United Television, Inc. the sum of $2,500.00 payable in three installments, the final installment in the amount of $250.00 being due on April 16, 2001. Upon payment in full, this matter will be dismissed, with prejudice.

  4. Onesource.com, Inc. vs. Intelliquis, LLC, Third District Court, Salt Lake County, State of Utah Civil No. 000411165: Onesource seeks to recover the sum of $44,943.11, allegedly owed for the packaging, shipping and distribution of software products produced by the Company. The Company has filed an Answer and Counterclaim through which it seeks to recover the sum of approximately $50,000.00.
                                [3]

  The claim of the Company arises from the shipment of packaged product by Onesource in an amount substantially in excess of the amount ordered by distributors and the consequent return of those products resulting in a cash reimbursement paid by Onesource and debited to the Company. Discovery is proceeding in this matter.
       This matter is in its early stages, and the outcome is uncertain. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

   5. Elite Marketing, LC vs. Intelliquis, LLC, Fourth District Court, Utah County, State of Utah Civil No. 00403243: Elite Marketing
  has asserted claims against the Company through which it seeks to recover $19,180.32, allegedly due as payment for the production of compact discs. Elite Marketing and the Company entered into a Stipulation and Settlement
  Agreement on March  14, 2001.   That Agreement requires that the Company make
  payments to Elite Marketing in the total amount of $4,000.00, of that amount a final payment in the amount of $2,000.00 is due and payable on April 15, 2001. Upon receipt of payment in full by Elite Marketing, the Complaint in this matter will dismissed, with prejudice.

  6. All West Communications vs. Intelliquis, LLC, Third District Court, Salt Lake County, State of Utah Civil No. 000410898: All West
  Communications has filed a Complaint seeking the recovery of $12,677.21 allegedly owed for telecommunication services. Intelliquis has agreed to make monthly payment of $1,000 per month till satisfied.

  7. MCB Printing, Inc. d.b.a. Excell Graphics, Inc. vs. Intelliquis, et al., Fourth District Court, Utah County, State of Utah Civil No. 000403250: In its Complaint, MCB Printing, Inc. seeks to recover $16,350.50 allegedly owed for printing services provided to the Company. The Company has filed an Answer through which it denies that any amounts are owing to plaintiff. Discovery is now under way in this matter. This matter is in its early stages, and the outcome is uncertain. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

  8. Cyberspace Headquarters, LLC vs. Intelliquis International, Inc.,United States District Court, Central District of California, State of California Civil No. 00-12834 AHM: In this action Cyberspace Headquarters claims that the Company breached a License Agreement which licensed certain software to the Company for inclusion in its products. Cyberspace Headquarters argues that because the License Agreement was breached, the Company's license to make use of that software was terminated and thus, through continued sales, the Company infringed on the Cyberspace Headquarters copyright to that software. The Company has filed an Answer in which it denies those allegations and will file a Counterclaim through which it will seek to recover damages arising from certain defects in the software licensed from Cyberspace Headquarters.
  In a Rule 26(f) Report, Cyberspace Headquarters states that it will seek to recover damages in an amount between $50,000.00 and $200,000.00. The Company has submitted a Notice of Claim to its insurer, Evanston Insurance Company. The insurer, at this time, has neither admitted nor denied coverage.
  This matter is in its early stages, and the outcome is uncertain. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

  9. Cyberspace Headquarters, LLC vs. Intelliquis In ternational, Inc., Superior Court, State of California, County of Los Angeles Civil No. BC241520; In this state court companion case, Cyberspace Headquarters seeks to recover damages allegedly arising from the breach of the License Agreement, as discussed immediately above, and, in addition, has asserted claims purportedly arising under the California Business Practices Act for an interference with prospective economic advantage. Cyberspace Headquarters alleges that it is entitled to recover "not less than $45,000.00" on its breach of contract claim. The Company has filed an Answer denying the material allegations of the Complaint and will file a Counterclaim based on the defective software. Cyberspace Headquarters has not specified the damages, which it seeks to recover on the remaining claims. This matter is in its early stages, and the outcome is uncertain. There can be no assurance that Intelliquis

                                [4]

  will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.

  10. MSAS Global Logistics, Inc. vs. Intelliquis, LLC d.b.a. Intelliquis International, Inc. Third District Court, Salt Lake County, State of Utah Civil No. 00411518: In its Complaint, MSAS Global Logistics asserts claims based on an open account for the shipment of the Company's products through which it seeks to recover $91,004.21. The Company has filed an Answer, denying the material allegations of the Complaint and has asserted a Counterclaim through which it seeks to recover $300,000.00 as damages for the negligent destruction of certain products by agents of MSAS Global Logistics. This proceeding remains in the discovery stage of litigation.This matter is in its early stages, and the outcome is uncertain. There can be no assurance that Intelliquis will be successful in its defense of the case, and in the event that Intelliquis is unsuccessful, the amount of potential damages that may be awarded is also uncertain.


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

     The following table reflects the high and low bid prices of the Company's Common Stock as reported by the OTC Electronic Bulletin Board from February 5, 1999 to March 31, 2000 (post stock split). Such prices are inter-dealer quotations without retail mark-ups, markdowns or commissions, and may not represent actual transactions.

     1999  Calendar  Period:                      High      Low

     1st Quarter                               $  5.00      1.50

     2nd Quarter                                  6.26      2.75

     3rd Quarter                                  5.00      2.125

     4th Quarter                                  2.8125    0.5625

     2000 Calendar Period:

     1st Quarter                                  2.87      0.50

     2nd Quarter                                  1.43      0.375

     3rd Quarter                                  0.4375    0.17

     4th Quarter                                  0.24      0.04


     As of December 31, 2000, there were 1093 stockholders of record.

                                [5]

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

     The Company (hereafter "the Company" may be used to include the activities of its newly acquired Subsidiary) has built a position in the software market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. The Company's main emphasis lies in Internet Utilities titles, but will offer a selection of reference and communication titles both in the North American and International markets. The software products are being marketed through traditional software distribution channels, retail outlets and the Internet's World Wide Web. Since the release of the Company's first software title in November 1997, the Company has grossed approximately $11 111111million in sales to date. The Company is currently building distribution and direct sales capabilities worldwide.

Liquidity and Capital Resources

     During the year ended December 31, 2000, the Company had a net loss attributable to common shareholders of $10,736,363. During the years ended December 31, 1999 and 2000, the Company's operations used $1,755,898 and $336,240 of cash respectively. The Company's decrease in cash for operating activities is primarily attributable to a decrease in sales and collections from its account receivables.

     Liquidity is a significant concern for the Company until it can generate adequate cash flows from operations, which are primarily dependent on the development, marketing and distribution of the Company's products. Management believes that continued financing will be needed to provide working capital for operations. In addition, the Company is continuing to expand into International markets including Canada, Europe and Latin America. However, the Company anticipates an increase in sales from both direct and the Internet for its web-site related software programs.

Results of Operations

      The Company derives revenue from software products, which are developed or republished by Intelliquis. The Company sells its products in North America primarily through retailers and distributors and direct over the Internet. The Company's international sales represented less than 20% of sales during fiscal 2000.


     The Company's sales decreased to $2,427,236 in 2000 from $7,457,568 for fiscal 1999. The Company's decrease of sales and returns of its Y2K software programs is one of the main reasons for the overall decrease in business. Certain of the Company's distributors, including its largest distributor have the right to return product for credit. The decrease in sales is also related to the Company's inability to collect from its primary distributor. This did not allow the Company to have sufficient capitol to supply enough products to its new and existing customers.

                                [6]

     The Company increased market penetration in 2000 with TotalFax and Website Traffic Builder, Mass E Mailer and Traffic Analyzer software programs. The Company believes that sales for its current programs will remain steady throughout the year. In addition, the Company is planning to release at least one new software program every six months.

     Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $559,210 for fiscal 2000 and constituted 23% of total sales. The Company anticipates the cost of sales will be approximately 40% of sales for the year 2001. A large portion of the marketing expense is determined by sales volume.

     General and administrative expenses increased to $5,318,637 during fiscal 2000. The increase in costs can be attributed to the settlement cost, legal fees dealing with the On the Planet litigation and the cost of Public Relations(PR) for the company. The Company believes that general and administrative expenses will decrease as operations become more efficient and should be 25% of sales.

    The Company had a net loss of $10,736,363 compared to a net loss of $74,506 for fiscal 1999. The primary reason for the net loss was the write-off $551,382 of the ISA card inventory, settlement of the On the Planet matter and the company is forced to write off a large percentage of its accounts receivable, primarily from its major distributor. The Company plans to return to profitability for the year 2001 by managing cost of sales, to achieve an increased profit margin, build direct Internet sales, lower overhead and tighter collection procedures.

     For 2001, the Company is expected to continue with its overseas growth in its current product lines. The Company established sales/fulfillment centers in England to handle sales in Europe. The Company has also signed agreements with a number of established international distributors in Spain, Netherlands, and the United Kingdom.

     The Company has down-sized it number of employees but does not anticipate any production and/or sales facilities and personnel limitations to fulfill its goals for 1999 2001 and beyond. The Company is also expanding its sales potential and presence by selling its products directly to consumers over the internetInternet, thus eliminating a significant overhead of wholesale and retail marketing through existing channels. During the year 2000 the Company built a specific Website for each of its major products. They are:
  www.websitetrafficbuilder.com,                      www.mass-emailer.com,
  www.trafficanalyzer.net and www.totalfax.net.


ITEM 7.  FINANCIAL STATEMENTS
(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 2000.

          Statements of Operations for the years ended December 31, 2000 and 1999

          Statement of Stockholders' Equity (Deficit) for the Years Ended December 31, 1999 and 2000.

          Statement of Cash Flows for the years ended December 31, 2000 and December 31, 1999.

          Notes to Financial Statements.

                                [7]

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.



ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE
     Gordon, Hughes, & Banks, LLP, CPAs was previously the principle accountant for Intelliquis International, Inc. In January 1999, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm to replace Gordon, Hughes, & Banks, LLP, CPAs who declined  to stand for reelection as the Certifying Accountants  for  the
  Company.
     In connection with the audit of the previous fiscal year ended December 31, 1997, there were no disagreements with Gordon, Hughes, & Banks, LLP, CPAs on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedures, which disagreements; if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to subject matter of the disagreement. Said firm has not advised the registrant of any reportable events.
     The accountant's report of May 12, 1998 on the financial statements of Intelliquis International, Inc. as of December 31, 1997 and for the year ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.
     The Board of Directors approved the engagement of the accounting firm of Hansen, Barnett and Maxwell CPAs of Salt Lake City in connection with the audit of the fiscal year ended December 31, 2000. There were no disagreements  with Crouch Bierwolf & Chisholm, CPAs  on  any  matter  of accounting principle or practices, financial statement disclosure, or auditing scope or procedures, which disagreements; if not resolved to their satisfaction, would have caused them to make reference in connection with their opinion to subject matter of the disagreement. Said firm has not advised the registrant of any reportable events.


                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationships between or among any of the Company's directors or executive officers.

Directors and Executive Officers
     The Company's management team consists of experienced professionals in the area of software licensing, marketing, sales, operation and financial strategies. The Company presently has a total of fourteen full-time and part-time contract workers as needs arise. In addition, there are contractual relationships with third party distribution companies and Asian and European partners to assist in software distribution and marketing. Messrs. Bernard Yaw, Blair Barrett, Mark Tippets and Say Thean Lim are the majority shareholders of the Company at this moment. Other directors will be added in the future.

                                [8]

      The Board of Directors and executive officers of the Company as of date of this report are as follows:

  Name                              Age  (2000)   Position with the Company

  Bernard Yaw                       40            Director, President and CEO

  Dave Jones                        37            Chief Financial Officer

  Mark Tippets                      48            Director, Vice President
                                                  of Sales and Marketing

  Say Thean Lim                     39            Director, Director of
                                                  Business Development


       Following is a discussion of the business background of each director, President and executive officer. Messrs. Bernard Yaw and Mark Tippets are full-time employees of the Company. Other directors shall devote only such time as may be necessary to the Company's business and affairs.

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

     Dave Jones, has served as Chief Financial Officer for the Company since the acquisition of the Subsidiary. Mr. Jones has served as CFO of the Subsidiary since November 1998 and is responsible for all the accounting functions and financial planning of the Company. Prior to joining the Subsidiary, Mr. Jones served as Chief Financial Officer of RC Management Corporation d.b.a. Video III since 1993. From 1990 to 1993, he served as Assistant Controller at Rocky Mountain Helicopters and an accountant at Deloitte and Touche from 1989-1990. Mr. Jones received his License for Certified Public Accountancy in the State of Utah since 1991. He graduated from Brigham Young University with a Bachelor of Science degree in Accounting in 1989. In October of 2000 Dave Jones resigned as CFO for Intelliquis. Intelliquis is currently looking for a new CFO.

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

     Say Thean Lim, was appointed as member of the Board of Directors since its acquisition of the Subsidiary. Mr. Lim, through his holding company Statmart USA, was the initial start-up investor of the Subsidiary since its inception. He joined the Subsidiary as a Manager in August 1998. Mr. Lim has been an entrepreneur and business consultant since 1996 with strategic investments in technology based companies in semiconductor, precision machining, multimedia and software development, e-commerce, industrial and virtual training industries in Malaysia and the United States of America. Some of the Malaysian companies are in the process of obtaining listings on the Kuala Lumpur Stock Exchange (KLSE) and the Malaysian Exchange of Securities Dealing and Automated Quotation (MESDAQ). One of the multimedia development companies is in the process of securing a Multimedia Super Corridor (MSC) status in Malaysia. From 1984-1991, Mr. Lim worked in various capacities at a semiconductor manufacturing plant in Penang, Malaysia. He started as an Industrial Engineer and was eventually promoted to Operations Manager. From 1992-1995, he was the CEO of Unico Technology Sdn. Bhd., a PC manufacturing and exporting company with approximately 1,500 employees and an annual turnover of RM 500 million. Mr. Lim received a Bachelor of Applied Science in Computers, Industrial and Electrical Engineering degree and a Bachelor of Engineering in Industrial Engineering degree from the Technical University, Nova Scotia, Canada in 1984.

                                [9]

ITEM 10.  EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors
     No executive officer was paid or accrued cash compensation, in the form of salaries, in excess of $100,000 for the year ended December 31, 19982000.

     There  were  no cash bonus plans in effect at December  31, 2000.
  The Company does not maintain or contribute to any pension or retirement plan in which the directors or executive officers of the Company are participants or are entitled to receive benefits, but the Board of Directors may recommend one or more programs for adoption in the future.

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


                                [10]


   The following table summarizes the compensation paid the named executive officers during the 2000 fiscal year.

Name of Officers          Compensation of Officers     Any enefits to Officers

Bernard Yaw,              $ 61,000.00                  Travel Expenses,
President &CEO                                         Apartment Rental

Mark Tippets,             $ 60,000.00
Vice President


Employment Agreements and Other Compensation Arrangements

     The  Company currently has employment agreements with all officers  of
  the   Company  including  a  non-compete  clause  after  termination   or
  resignation.

Compensation of Non-Employee Director There is currently no compensation paid to non-employment directors.

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

Name and Address                                  Shares
of Beneficial Owner      Position                 Beneficially Owned

Say Thean Lim            Director                 10,103,608     27.51%
1 Lebuhraya Scott
Penang 10350
West Malaysia

Bernard Yaw              Director, President       1,001,856      2.72%
Millennium Ventures Worldwide Limited
100 Orr Road
Alameda, CA 94502

Mark Tippets             Director, Vice President  2,357,664      6.42%
876 South 725 West
Orem UT 84058

Blair Barrett                                      4,686,496     12.76%
2871 East Morningside
Drive
Salt Lake City UT
84124

Western Financial Communication, Inc.              1,846,000      5.08%
4596 Miller Ave. 3rd FL
Mill Valley, CA 94941



Officers and Directors As a Group (4 persons)     20,909,604     56.94%


Item 12.  Certain Relationships and Related Transactions
     Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

                                [11]

Item 13.  Exhibits, and Reports on Form 8-K
(A)  Exhibits

Exhibit
          No.                Description

         23.01      Consent of Crouch, Bierwolf & Chisholm
         23.02      Consent of Hansen Barnett & Maxwell

(b) The Registrant filed a report Form 8-K during the second quarter of the fiscal year ended June 30, 2001.



                                SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Intelliquis International, Inc.

By:  Bernard Yaw

________________________
/s/   Bernard Yaw



Dated:    May 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                         DATE

/s/ Bernard Yaw          President and Director
                         (Principal Executive and
                          Financial Officer)           May 15, 2001

/s/ Mark Tippets         Vice President
                         Marketing                     May 15, 2001


/s/ Dave Jones           Chief Financial
                         Officer                       May 15, 2001

                    INTELLIQUIS INTERNATIONAL, INC.




              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     Page

Report of Independent Certified Public Accountants                   F-1

Consolidated Balance Sheets - December 31, 2000 and 1999             F-2

Consolidated Statements of Operations for the Years Ended
 December 31, 2000 and 1999                                          F-3

Consolidated  Statements  of Stockholders' Equity  (Deficit)
 for the Years Ended December 31, 1999 and 2000                      F-4

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2000 and 1999                                          F-5

Notes to Consolidated Financial Statements                           F-7

HANSEN, BARNETT & MAXWELL
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS

                                                   (801) 532-2200
Member of AICPA Division of Firms                 Fax (801) 532-7944
      Member of SECPS                        345 East Broadway, Suite 200
Member of Summit International Associates   Salt Lake City, Utah 84111-2693


          REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Intelliquis International, Inc.

We have audited the accompanying consolidated balance sheet of Intelliquis International, Inc. and Subsidiary as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Intelliquis International, Inc. and Subsidiary as of December 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a significant loss from operations during the year ended December 31, 2000 totaling $4,704,708. During the year ended December 31, 2000, the Company had a net loss attributable to common shareholders of $10,736,363. Moreover, during the years ended December 31, 1999 and 2000, the Company's operations used $1,755,898 and $336,240 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                   /s/ Hansen, Barnett & Maxwell
                                   -----------------------------
                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
May 10, 2001

                    INTELLIQUIS INTERNATIONAL, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                         December 31,
                                                   ------------------------
                                                      2000         1999
                                                   -----------  -----------
                                ASSETS
Current Assets
  Cash and cash equivalents                        $         -  $   264,395
  Trade accounts receivable                             21,229    4,123,507
  Receivables from employees                                 -       56,632
  Notes receivable                                      60,840      598,220
  Inventory                                            130,287      951,845
  Prepaid expenses and deposits                         10,200       39,360
                                                   -----------  -----------
     Total Current Assets                              222,256    6,033,959
                                                   -----------  ------------
Property and Equipment, Net                            115,529       147,350
                                                   -----------  ------------
Other Assets
  Certificate of deposit                                     -        42,256
  Intangibles, net of $54,632 and $4,364
   accumulated amortization, respectively              194,389         6,213
                                                   -----------  ------------
     Total Other Assets                                194,389        48,469
                                                   -----------  ------------
Total Assets                                       $   532,474  $  6,229,778
                                                   ===========  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Checks written in excess of cash in bank         $       747  $          -
  Accounts payable and accrued liabilities             689,010     3,115,869
  Payable to employee                                   18,000             -
  Short-term borrowings                              1,854,406       275,853
  Preferred stock dividends payable                    141,700        22,028
                                                   -----------  ------------
     Total Current Liabilities                       2,703,863     3,413,750
                                                   -----------  ------------
Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value;
    5,000,000 shares  authorized; 1,800 and
    and 2,000 shares issued and outstanding,
    respectively                                             2             2
   Common stock -$0.001 par value; 50,000,000
    shares authorized; 38,221,475 and 33,462,420
    shares issued and outstanding, respectively         38,221        33,462
   Treasury stock                                          (70)            -
   Additional paid-in capital                        8,579,929     2,835,672
   Accumulated deficit                             (10,789,471)      (53,108)
                                                   -----------  ------------
       Total Stockholders' Equity (Deficit)         (2,171,389)    2,816,028
                                                   -----------  ------------
Total Liabilities and Stockholders'
 Equity (Deficit)                                  $   532,474  $  6,229,778
                                                   ===========  ============

The accompanying notes are an integral part of these financial statements.

                    INTELLIQUIS INTERNATIONAL, INC.
                 CONSOLIDATED STATEMENTS OF OPERATIONS




                                               For  the Years
                                             Ended December 31,
                                         -------------------------
                                             2000         1999
                                         ------------  -----------

Sales                                    $  2,427,236  $ 7,457,568

Cost of Sales                                 559,210    3,759,506
                                         ------------  -----------
Gross Profit                                1,868,026    3,698,062
                                         ------------  -----------
Expenses
  Sales and marketing                       1,254,097    1,442,675
  General and administrative                5,318,637    1,320,028
                                         ------------  -----------
  Total Expenses                            6,572,734    2,762,703
                                         ------------  -----------
Operating Income (Loss)                    (4,704,708)     935,359
                                         ------------  -----------
Other Income (Expense)
  Interest expense                           (415,905)    (125,694)
  Interest income                              26,264       18,364
  Bad debt                                 (4,313,903)     (60,000)
  Inventory write-down                       (551,382)    (820,507)
  Loss from litigation                       (657,057)           -
                                         ------------  -----------
  Other Expense, Net                       (5,911,983)    (987,837)
                                         ------------  -----------
Net Loss                                  (10,616,691)     (52,478)

Dividends related to convertible
 preferred stock                             (119,672)     (22,028)
                                         ------------  -----------
Net Loss Attributed to Common
 Shareholders                            $(10,736,363) $   (74,506)
                                         ============  ===========
Basic and Diluted Loss Per Common Share  $      (0.30) $     (0.00)
                                         ============  ===========
Weighted Average Number of Common
 Shares Used in Per Share Calculation      36,302,355   33,820,488
                                         ============  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                      INTELLIQUIS INTERNATIONAL, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                               Preferred Stock        Common Stock         Treasury Stock
                              ------------------  ---------------------  -------------------                             Total
                             Accumulated            Equity\                                                          Stockholders'
                               Shares    Amount     Shares      Amount    Shares     Amount     APIC      Deficit     (Deficit)
                              --------  --------  -----------  --------  ---------  -------  ----------  -----------  -----------
Balance,  December 31, 1998          -  $      -   37,759,233  $ 37,759          -  $     -  $  132,241  $    21,398  $   191,398

Common stock repurchase
 from  officer                       -         -   (6,202,944)   (6,203)         -        -    (153,797)           -     (160,000)

Issuance of common stock in
 private  placement                  -         -    1,815,000     1,815          -        -   1,060,185            -    1,062,000

Issuance of preferred stock      2,000         2            -         -          -        -   1,730,453            -    1,730,455

Issuance of common stock
 to  employees                       -         -       91,344        91          -        -      66,590            -       66,681

Fractional shares cancelled
 in 3-for-1 stock split              -         -         (213)        -          -        -           -            -            -

Net loss                             -         -            -         -          -        -           -      (74,506)     (74,506)
                              --------  --------  -----------  --------  ---------  -------  ----------  -----------  -----------
Balance, December 31, 1999       2,000         2   33,462,420    33,462          -        -   2,835,672      (53,108)   2,816,028

Preferred shares converted
 into common shares               (200)        -      508,055       508          -        -        (508)           -            -

Conversion of a payable to
 common stock                        -         -      250,000       250          -        -     577,875            -      578,125

Common stock issued
 for cash                            -         -       15,000        15          -        -         235            -          250

Litigation settlement paid
 by officer                          -         -            -         -          -        -      78,125            -       78,125

Common stock issued in
 settlement of litigation            -         -    1,805,000     1,805          -        -     416,633            -      418,838

Common stock issued for
 services performed                  -         -    2,181,000     2,181          -        -   4,858,882            -    4,861,063

Common stock received for
 partial settlement of a
 receivable                          -         -            -         -   (200,000)    (200)    (40,425)           -      (40,625)

Treasury stock issued for cash       -         -            -         -     30,000       30       1,772            -        1,802

Treasury stock issued in
 settlement of litigation            -         -            -         -    100,000      100       6,150            -        6,250

Offering costs                       -         -            -         -          -        -    (167,343)           -     (167,343)

Expenses paid by officer             -         -            -         -          -        -      12,861            -       12,861

Net loss                             -         -            -         -          -        -           -  (10,736,363) (10,736,363)
                              --------  --------  -----------  --------  ---------  -------  ---------- ------------  -----------
Balance, December 31, 2000       1,800  $      2   38,221,475  $ 38,221    (70,000) $   (70) $8,579,929 $(10,789,471) $(2,171,389)
                              ========  ========  ===========  ========  =========  =======  ==========  ===========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   INTELLIQUIS INTERNATIONAL, INC.,
                 CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Years
                                                    Ended December 31,
                                                 ------------------------
                                                    2000         1999
                                                 ------------  ------------
Cash Flows From Operating Activities
   Net loss                                      $(10,736,363) $    (74,506)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
       Depreciation and amortization                   95,836        30,316
       Interest expense relating to conversion
        of note payable                               366,116             -
     Expenses paid for by officer                      90,986             -
     Stock issued in settlement of litigation         424,688             -
     Stock issued for services performed            4,861,063        66,681
     Bad debt expense                               4,313,903             -
     Loss from inventory write down                   551,382             -
     Changes in operating assets and liabilities:
       Accounts receivable                           (193,081)   (3,560,173)
       Employee receivables                            56,632             -
       Other receivables                              (21,712)            -
       Prepaid expenses and deposits                   29,160       (32,022)
       Inventory                                      270,176      (821,328)
       Accounts payable and accrued liabilities      (582,698)    2,635,134
       Employee payable                                18,000             -
       Accrued dividends                              119,672             -
                                                 ------------  ------------
      Net Cash and Cash Equivalents Used In
       Operating Activities                          (336,240)   (1,755,898)
                                                 ------------  ------------
Cash Flows From Investing Activities
   Payments to purchase property and equipment
    and intangible assets                            (252,191)     (123,369)
   Proceeds from redemption of certificate
    of deposit                                         42,256             -
                                                 ------------  ------------
      Net Cash and Cash Equivalents Used
       In Investing Activities                       (209,935)     (123,369)
                                                 ------------  ------------
Cash Flows From Financing Activities
  Checks written in excess of cash in bank                747             -
  Proceeds from issuance of stock                       2,052     2,792,455
  Repurchase of stock                                       -      (160,000)
  Deferred offering costs                            (167,343)            -
  Proceeds from short-term borrowings                       -        86,353
  Principal payments on notes payable                 (53,599)            -
  Issuance of notes receivable                              -      (598,220)
  Principal payments on notes receivable              499,923             -
                                                 ------------  ------------
      Net Cash and Cash Equivalents Provided
       By Financing Activities                        281,780     2,120,588
                                                 ------------  ------------
Net Increase (Decrease) in Cash and
 Cash Equivalents                                    (264,395)      241,321
                                                 ------------  ------------
Cash and Cash Equivalents at Beginning of Period      264,395        23,074
                                                 ------------  ------------
Cash and Cash Equivalents at End of Period       $          -  $    264,395
                                                 ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                   INTELLIQUIS INTERNATIONAL, INC.,
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (CONTINUED)

                                                      For the Years
                                                    Ended December 31,
                                                 ------------------------
                                                    2000         1999
                                                 ------------  ------------
Supplemental Cash Flow Information
  Interest paid                                  $     49,789  $    107,330

Non-Cash Investing and Financing Activities
  Conversion of notes payable into common stock  $    212,009  $          -
  Accounts payable converted into notes payable     1,844,162             -
  Stock received for partial settlement
   of receivable                                       40,625             -
  Expenses paid by officer                             90,986             -
  Stock issued in settlement of litigation            424,688             -
  Stock issued for services performed               4,861,063             -

The accompanying notes are an integral part of these consolidated financial statements.

               INTELLIQUIS INTERNATIONAL, INC.
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Organization and Principles of Consolidation - Intelliquis International, Inc. (the Company) (formerly Leesburg Land and Mining, Inc.) was created on June 21, 1983 in the State of Colorado. The Company was involved in mining activities until approximately 1987, when it ceased all activities and began disposing of its assets. It has not had any business activity since that time. The Company changed its name in December 1998 to Intelliquis International, Inc. Also in December 1998, the Company created and later merged with a Nevada subsidiary.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Intelliquis International, Inc. and its wholly owned subsidiary (collectively the "Company"). The operations of acquired entities have been included from the date of their acquisitions. Intercompany transactions and accounts have been eliminated in consolidation.

Nature of Operations - Intelliquis was organized for the purpose of licensing and marketing computer software to wholesale and private label customers.

Business Condition - The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant loss from operations during the year ended December 31, 2000 totaling $4,704,708. During the year ended December 31, 2000, the Company had a net loss attributable to common shareholders of $10,736,363. Moreover, during the years ended December 31, 1999 and 2000, the Company's operations used $1,755,898 and $336,240 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. In the future, the Company must obtain additional financing to provide working capital for operations. Management is attempting to develop and market new products to finance its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents and Fair Value of Financial Instruments - The Company considers all short term, highly liquid investments that are readily convertible to known amounts as cash equivalents.

The carrying amounts reported in the accompanying consolidated financial statements for cash, accounts receivable and accounts payable approximate fair values because of the immediate or short_term maturities of these financial instruments. The carrying amounts of the Company's debt obligations approximate fair value based on current interest rates available to the Company.

Capitalized Software Costs - In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" development costs incurred in the research and development of new software products to be sold, leased or otherwise marketed are expensed as incurred until technological feasibility in the form of a working model has been established. In 1999, the Company charged its software development costs to research and development expense in the accompanying consolidated statements of operations. In 2000, the Company capitalized software development costs totaling $238,445.

Accounts Receivable - Accounts Receivable is shown net of allowance for bad debt and returns of $748,044 and $473,497 for 2000 and 1999, respectively. Certain of the Company's distributors, including the largest distributor, have the right to return for credit, products purchased from the Company. The Company had a major concentration in accounts receivable with one major distributor accounting for 68% of all receivables at December 31, 1999. During 2000, the Company and this distributor were unable to agree on the amount owed to the Company by the distributor. The Company has filed a suit against the distributor seeking $1,000,000. Due to the uncertainty surrounding the collection of all amounts owed the Company by this distributor, this receivable has been written off. The possibility exists of collecting what is owed to the Company depending on the outcome of the lawsuit.

Inventory - Inventory consists of finished goods (assembled and unassembled computer software) valued at lower of cost (FIFO) or market. Near the end of 1999, the Company purchased a large number of computer cards that were programmed with "Y2K" compliance software for use in its Intellifix 2000 Software Package. The purchase resulted in an oversupply of the cards that cannot be returned to the supplier. After the year 2000 commenced, there was no longer a demand for the cards in their current form. At December 31, 1999, the cost of the cards was written down from $7.50 per unit to $3.75 per unit, resulting in a loss of $820,507. At December 31, 2000, the cost of the cards was written down from $3.75 per unit to $0.50 per unit, resulting in a loss of $551,382. Management is uncertain it will be able to sell its inventory of these cards.

Fixed Assets - The Company capitalizes purchases of long lived assets that are expected to give benefit to the Company over the life of the asset. The Company also capitalizes improvements and costs that increases the value of or extend the life of the asset.

Intangible Assets - Intangible assets consist of capitalized software costs and goodwill. The software costs are being amortized over three years. The goodwill is being amortized over five years. Amortization expense totaled $51,201 and $2,115 for the years ended December 31, 2000 and 1999, respectively.

Deferred Offering and Financing Costs - The Company capitalizes direct costs associated with the acquisition of equity financing which are netted against the actual equity proceeds.

Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided, as necessary.

Basic and Diluted Loss Per Share - Basic loss per common share from continuing operations is computed by dividing loss from continuing operations less preferred dividends by the number of common shares outstanding during the period. Basic loss per common share applicable to common shareholders is calculated by dividing loss applicable to common shareholders by the number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock warrants and options using the treasury stock method and convertible preferred stock and convertible notes payable using the if-converted method. Stock warrants and options, convertible preferred stock, and convertible notes payable are not included in diluted loss per share during loss periods when those potentially issuable common shares would decrease the loss per share.

New Accounting Standards - In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") SFAS 133 establishes new accounting and reporting standards for companies to report information about derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. This statement, as extended by SFAS No. 137, is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not expect this statement to have a material impact on the Company's results of operations, financial position or liquidity.

On December 3, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin requires the application of specific criteria in determination of the timing of revenue recognition in financial statements and is effective for all fiscal years beginning after December 16, 1999. The Company's accounting policies conform to the requirements of this bulletin and the adoption of this bulletin had no material effect upon the Company's results of operations, financial position or liquidity.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." Interpretation No. 44 provides definitive guidance regarding accouinting for stock-based compensation to non-employee directors. Interpretation 44 allows non-employee directors to be treated as "employees" for purposes of applying APB Opinion No. 25. The Company does not expect this interpretation to have a material impact on the Company's results of operations, financial position or liquidity.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following at December 31, 2000 and 1999:

                                           2000      1999
                                        ----------  ----------
  Computer equipment and software       $  142,105  $  130,215
  Office Equipment & Furniture              57,334      57,018
  Leasehold Improvements                     4,180       3,571
                                        ----------  ----------
                                           203,619     190,804
  Less: Accumulated Depreciation           (88,090)    (43,454)
                                        ----------  ----------
     Total Fixed Assets                 $  115,529  $  147,350
                                        ==========  ==========

Computer equipment and software is being depreciated on the straight-line method over three to five years. Office equipment is being
depreciated   on   the  straight-line  method   over   five   years.
Depreciation expense was $44,635 and $8,641 in 2000 and 1999, respectively.

NOTE 4 - SHORT-TERM BORROWINGS

The Company has acquired short term borrowing for working capital as follows:

                                                   December 31,  December 31,
                                                       2000         1999
                                                    -----------  -----------
Payable to a vendor; secured by inventory
   purchased from vendor and 1,200,000 shares
   of stock; due on demand                          $ 1,844,162  $         -

Note payable to a bank; secured by all assets of
   the Company and personal guarantees from the
   Company's officers; interest accrued at prime
   plus 2.0% (11.5% at December 31, 2000);
   due on demand                                         10,244       79,500

Payable to a vendor; unsecured; personal
   guarantees by two directors; interest stated
   at 8% per 30 days; due August, 1999                        -      167,929

Note payable to a law firm; unsecured;
   no stated interest                                         -       28,423
                                                    -----------  -----------
                                                    $ 1,854,406  $   275,853
                                                    ===========  ===========
NOTE 5 - RELATED PARTY TRANSACTIONS

The Company had accounts receivable owing from its employees in the amount of $0 and $56,632 at December 31, 2000 and 1999, respectively. At December 31, 2000, the Company had a payable to an employee for $18,000.

In June 1999, the Company began negotiations to acquire Direct Media Communications, Inc. ("DMC") through the issuance of the Company's common stock and cash. Between June and November 1999, the Company paid DMC $590,000. In December 1999, the transaction was negated, resulting in a receivable of $590,000 from DMC. In 2000, DMC repaid $500,000 to the Company.

In May 2000, the Company was ordered to issue 180,000 shares of restricted stock, 80,000 shares of unrestricted stock, and to pay
$202,100 to a plaintiff as the result of a lawsuit it was unsuccessful in defending. An officer of the Company paid the plaintiff 80,000 shares of his unrestricted stock as partial payment of the court order.

During the year ended December 31, 2000, an officer of the Company paid expenses totaling $90,986 on behalf of the Company.

NOTE 6 - STOCKHOLDERS' EQUITY

The Company issued 91,344 shares of restricted common stock valued at $66,681 to employees during 1999. An additional 1,815,000 restricted common shares were issued for $1,062,000 in a private placement during the first quarter of 1999. Of the shares issued 360,000 restricted common shares were issued to an individual for assistance in the financing arrangements for the Company.

In February 1999, the Company reacquired 6,202,944 shares of restricted common stock at a cost of $160,000 from one of the Company's directors. Also, in February 1999, the same director purchased 450,000 shares of the Company's common stock at a price of $0.67 per share.

In  April 1999, the Company effected a 3-for-1 forward stock  split.
All   information  presented  in  the  financial  statements   gives
retroactive effects to this stock split.

Stock Issuances for Services - During the year ended December 31, 2000, the Company issued shares of common stock to outside parties for services provided. The shares issued have been valued by the Company's Board of Directors at estimated fair values based on other issuances of shares for cash and on the terms of related transactions.

Conversion of Debt into Common Stock - In April 2000, the Company satisfied the remaining principal and accrued interest totaling $212,009 relating to a loan advance received in May 1999 by issuing 250,000 shares of restricted common stock. Non-cash interest expense relating to this debt conversion was $366,116.

In May 1999, On The Planet, Inc. (OTP) filed a lawsuit against the Company alleging that the Company violated an agreement entered into between the Company and OTP by engaging in direct sales or giving third parties a license to engage in direct sales of the Y2K fix software and other related products. OTP asserted claims of copyright infringement, breach of contract and fraud. In response, the Company filed counterclaims for fraud and defamation by OTP's president. The Company was unsuccessful in defending this lawsuit. In May 2000, Intelliquis was issued a court order to pay OTP 180,000 shares of restricted stock, 80,000 shares of unrestricted stock, and $202,100. The Company issued 180,000 shares of restricted stock to OTP. An officer of the Company issued OTP 80,000 shares of his personal unrestricted stock.

Of the cash settlement ordered, the Company owed OTP $97,738 in November 2000. OTP and the Company reached a settlement agreement relating to the remaining cash liability owed to OTP. OTP agreed to forgive any remaining debt relating to the court order in exchange for 1,500,000 of the Company's restricted common shares. After the agreement was reached and before the 1,500,000 shares were issued, the Company and an officer transferred 100,000 and 280,000 additional common shares to OTP, respectively. The shares transferred by the Company and the officer were valued at $6,250 and $30,625, respectively. As a result of this final settlement with OTP, the Company recognized additional loss from litigation expense totaling $149,137

In 1999, the Company filed a claim against Bi-Com Link to recover royalties paid by the Company. Bi-Com Link filed a counterclaim against the Company demanding payment of royalties allegedly owed by the Company. In April 2000, the claim was settled out of court with the issuance of 125,000 shares of restricted common stock to Bi-Com Link.

Treasury Stock - In 1999, the Company paid DMC a total of $590,000. Approximately $500,000 was repaid in 2000. Interest on the remaining receivable balance accrued at 12%. In September 2000, the Company received 200,000 shares of its own unrestricted common stock. The stock was valued at $0.20 per share on the date it was received for a total of $40,625.

The shares were paid by an officer of the Company who is also an original investor in DMC. Settlement of the receivable called for the issuance of 400,000 shares of the Company's unrestricted common stock. The Company recognized bad debt expense totaling $18,453 in the partial settlement of the receivable.

As a partial final settlement of the Company's liability to OTP, the Company issued 100,000 of its treasury shares to OTP. These shares were valued at $6,250.

Of the 200,000 shares of treasury stock received, 130,000 shares had been reissued as of December 31, 2000.

Preferred Stock - In October 1999, the Company issued 2,000 shares of the Company's 6% Convertible Series A Preferred Stock with a stated value of $1,000 per share and a $.001 par value per share. The Company realized $1,730,455 after legal expense of $83,200, filing fees of $10,000, travel expense of $1,880 and commissions
and  fees  of  $174,565. The   Preferred   Stock  carries  preferences
in liquidation and dissolution and prohibits the payment of dividends to common shareholders until all accrued dividends in the Preferred Stock are paid.

The Securities Purchase Agreement contains a warrant allowing for the purchase up to 100,000 common shares, a conditional warrant allowing for the purchase of an additional 3,000 shares of the Company's 6% Convertible Series A Preferred Stock, and an additional warrant to purchase 150,000 shares of common stock. Dividends accruing on the Preferred Stock are payable in cash or registered common shares at the Company's option. The conversion price for the Series A Preferred Stock is linked to the future market price of the common stock. As a result, the conversion price will change as the price for the common shares changes in the marketplace. Therefore, the number of common shares to which the Preferred Shares will convert cannot be determined until the date of conversion. The owner of the preferred stock has agreed not to convert the options. This agreement is not memorialized.

The Securities Purchase Agreement required the Company to file a Registration Statement with the Securities and Exchange Commission to register the underlying shares. In addition, an application for a stock listing on the NASDAQ Small-cap Market was to be filed within 45 days. In September 2000, the aforementioned Registration Statement had been filed and became effective.

In February 2000, 200 shares of preferred stock were converted into 508,055 shares of common stock.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company has filed an action against the primary distributor of its products, through which it seeks to recover an amount in excess of $1,000,000. The claims of the Company arise from, inter alia, the failure of the distributor to properly account for the Company's product which were returned by retailers, thus resulting in debits to the Company's account in amounts which were greater than the price at which the Company invoiced products to the distributor. The distributor has answered the suit, and both parties have entered into binding arbitration. Due to the uncertainty in the outcome of this action, the Company has written off all amounts receivable from this distributor. Any amount recovered from this action will be recognized in future periods.

A software licensor claims that the Company breached a license agreement which licensed certain software to the Company for inclusion in its products. The software licensor argues that because the license agreement was breached, the Company's license to make use of that software was terminated and thus, through continued sales, the Company infringed on the software licensor's copyright to that software. The Company has filed an answer in which it denies those allegations and will file a counterclaim through which it will seek to recover damages arising from certain defects in the software licensed. The software licensor will seek to recover damages in an amount between $50,000 and $200,000. The Company has submitted a Notice of Claim to its insurer. The insurer, at this time, has neither admitted nor denied coverage. Counsel is not yet able to express an opinion as to the ultimate resolution of this dispute.

This same software licensor also seeks to recover damages allegedly arising from the breach of the license agreement, as discussed immediately above, and, in addition, has asserted claims purportedly arising under the California Business Practices Act for an interference with prospective economic advantage. The software licensor alleges that it is entitled to recover not less than $45,000 on its breach of contract claim. The Company has filed an answer denying the material allegations of the complaint and will file a counterclaim based on the defective software. The software licensor has not specified the damages which it seeks to recover on the remaining claims. Counsel, at this time, cannot express an opinion as to the ultimate resolution of this dispute.

One of the Company's distributors has asserted claims based on an open account for the shipment of the Company's products through which it seeks to recover $91,004. The Company has filed an answer, denying the material allegations of the complaint and has asserted a counterclaim through which it seeks to recover $300,000 as damages for the negligent destruction of certain products by agents of the distributor. This proceeding remains in the discovery stage of litigation. At this point it is not possible for counsel to express a firm opinion as to the ultimate resolution of this dispute.

Another distributor seeks to recover the sum of $44,943, allegedly owed for the packaging, shipping and distribution of software products produced by the Company. The Company has filed an answer and counterclaim through which it seeks to recover the sum of approximately $50,000. The claim of the Company arises from the shipment of packaged product by Onesource in an amount substantially in excess of the amount ordered by distributors and the consequent return of those products resulting in a cash reimbursement paid by the distributor and debited to the Company. Discovery is proceeding in this matter. Due to the uncertainty involved in the claim, counsel can offer no opinion as to the ultimate outcome.

A separate distributor seeks to recover $16,350 allegedly owed for printing services provided to the Company. The Company has filed an answer through which it denies that any amounts are owing to plaintiff. Discovery is now under way in this matter. Counsel is not able to express an opinion as to the ultimate outcome of this dispute.

A third party has filed a complaint seeking the recovery of $12,677 allegedly owed for telecommunication services. The Company has agreed to make monthly payment of $1,000 until the obligation is satisfied.

The Company is also the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

Employment Agreement - The Company has entered into Executive Employment Agreements with its president and vice-president of sales and marketing. The agreements, which became effective on
February 3, 1999, are for a period of two years. The agreements provide for compensation to the two parties to be set by the board of directors, reimbursement for expenses, termination for cause, fiduciary responsibility to protect confidential information, indemnification to the fullest extent permitted by the Nevada Corporation Statutes, a non-compete agreement for one year following the party's departure from the Company and the Company's right of first refusal to purchase equity owned by the parties.

NOTE 8 - OPERATING LEASE

The Company leases its operating facilities and certain equipment under non-cancelable operating leases. Rent expense for the years ended December 31, 1999 and 2000 was $57,356 and $84,142, respectively. Minimum rental payments under non-cancelable operating leases are as follows:

  Year Ending December 31,
     2001                                $ 47,040
     2002                                  11,760
                                         --------
        Total                            $ 58,800
                                         ========

NOTE 9 - INCOME TAXES

There was no provision for or benefit from income for the years ended December 31, 2000 or 1999. There were no deferred tax assets as of December 31, 1999. The components of the net deferred tax asset at December 31, 2000 are shown below:

      Benefit of operating loss carry forwards     $ 3,724,360
      Allowance for doubtful accounts                  279,020
      Less: valuation allowance                     (4,003,381)
                                                   -----------
      NET DEFERRED TAX ASSET                       $         -
                                                   ===========

For tax reporting purposes, the Company has net operating loss carry forwards in the amount of $9,984,880 which will expire in 2020.

The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to pretax loss with the benefit from income taxes for the year ended December 31, 2000:


      Benefit at statutory rate (34%)              $(3,650,363)
      Non-deductible expenses                            1,283
      Change in valuation allowance                  4,003,381
      State tax benefit, net of federal tax effect    (354,301)
                                                   -----------
      NET BENEFIT FROM INCOME TAXES                $         -
                                                   ===========

NOTE 10 - SUBSEQUENT EVENTS

In March 2001, the Company agreed to pay OTP an additional 1,000,000 shares of common stock due to the decrease in the value of the Company's stock.