Form 10QSB
period 2001-03-31
INTELLIQUIS INTERNATIONAL INC
filed 2001-06-14
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                      Commission File No.  000-12139

                      INTELLIQUIS INTERNATIONAL, INC.
           ----------------------------------------------------
          (Exact name of Registrant as specified in its charter)

            NEVADA                                    87-0630562
 ------------------------------                     --------------
(State or other jurisdiction of                      (IRS Employer
incorporation or organization)                     Identification No.)



               352 WEST 12300 SOUTH #300 DRAPER, UTAH 84020
            ---------------------------------------------------
           (Address and zip code of principal executive offices)

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

As of March 31, 2001 the number of shares outstanding of the Registrant's Common Stock was 39,221,475.

Transitional Small Business Disclosure Format - (check one):
  [   ] YES   [ X ] NO


               Intelliquis International Inc. and Subsidiary


                                Form 10QSB

             For the Quarterly Period Ended March 31, 2001


                              FORM 10-QSB

                           TABLE OF CONTENTS


                                                             Page

PART I - FINANCIAL INFORMATION                                  3

     Item 1.  Financial Statements.                             3

          Condensed Consolidated Balance Sheets (Unaudited)     3

          Condensed Consolidated Statements of Operations
           (Unaudited)                                          4

          Condensed Consolidated Statements of Cash Flows
           (Unaudited)                                          5

          Notes to Condensed Consolidated Financial
           Statements (Unaudited)                               6

     Item 2.    Description of Business

PART II - OTHER INFORMATION                                    10

     Item 1.  Legal Proceedings.                               10

     Item 2.  Submission of Matters to a Vote of Securities
              Holders                                          12

     Item 3.  Cautionary Statement for Purposes of the "Safe
              Harbor Provision" of the Private Securities
              Litigation Reform Act of 1995                    12

     Item 4.  Directors and Executive Officers of the
              Registrant                                       13

     Signatures                                                14


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                    INTELLIQUIS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                  March 31,    December 31,
                                                     2001          2000
                                                 ------------  ------------
                                ASSETS
Current Assets
  Cash                                           $          -  $          -
  Trade accounts receivable                            53,439        21,229
  Notes receivable                                     60,840        60,840
  Inventory                                           127,243       130,287
  Prepaid expenses and deposits                        10,200        10,200
                                                 ------------  ------------
     Total Current Assets                             251,722       222,556
                                                 ------------  ------------
Property and Equipment, Net                           105,146       115,529
                                                 ------------  ------------
Other Assets
  Intangibles, net of $84,866 and $54,632
   accumulated amortization, respectively             164,154       194,389
                                                 ------------  ------------
Total Assets                                     $    521,022  $    532,474
                                                 ============  ============

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
  Checks written in excess of cash in bank       $      1,898  $        747
  Accounts payable and accrued liabilities            664,231       689,010
  Payable to related party                            108,600        18,000
  Short-term borrowings                             1,850,057     1,854,406
  Preferred stock dividends payable                   171,618       141,700
                                                 ------------  ------------
     Total Current Liabilities                      2,796,404     2,703,863
                                                 ------------  ------------
Stockholders' Equity (Deficit)
  Preferred stock - $0.001 par value;
    5,000,000 shares  authorized; 1,800
    and 1,800 shares issued and outstanding,
    respectively                                            2             2
  Common stock - $0.001 par value; 50,000,000
    shares authorized; 39,221,475 and 38,221,475
    shares issued and outstanding, respectively        39,221        38,221
  Treasury stock                                          (20)          (70)
  Additional paid-in capital                        8,643,355     8,579,929
  Accumulated deficit                             (10,957,940)  (10,789,471)
                                                 ------------  ------------
       Total Stockholders' Equity (Deficit)        (2,275,382)   (2,171,389)
                                                 ------------  ------------
Total Liabilities and Stockholders' Equity
 (Deficit)                                       $    521,022  $    532,474
                                                 ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.


                    INTELLIQUIS INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 For the Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    2001           2000
                                                 ------------  ------------
Sales                                            $    109,700  $    404,796

Cost of Sales                                          17,872       138,063
                                                 ------------  ------------
Gross Profit                                           91,828       266,733
                                                 ------------  ------------
Expenses
  Sales and marketing                                       -       240,327
  General and administrative                          180,004       214,916
                                                 ------------  ------------
  Total Expenses                                      180,004       455,243
                                                 ------------  ------------
Operating Income (Loss)                               (88,176)     (188,510)
                                                 ------------  ------------
Other Income (Expense)
  Interest expense                                          -       (44,774)
  Interest income                                           -        15,372
  Bad debt                                                  -          (399)
  Settlement expense                                  (50,375)            -
                                                 ------------  ------------
  Other Expense, Net                                  (50,375)      (29,801)
                                                 ------------  ------------
Net Loss                                             (138,551)     (218,311)

Preferred stock dividends                             (29,918)      (29,918)
                                                 ------------  ------------
Net Loss Attributable to Common Shareholders     $   (168,469) $   (248,229)
                                                 ============  ============
Basic and Diluted Loss Per Common Share          $      (0.00) $      (0.01)
                                                 ============  ============
Weighted Average Number of Common
 Shares Used in Per Share Calculation              38,243,697    33,784,188
                                                 ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTELLIQUIS INTERNATIONAL, INC.,
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                    For the Three Months
                                                       Ended March 31,
                                                 --------------------------
                                                     2001          2000
                                                 ------------  ------------
Cash Flows From Operating Activities
  Net loss                                       $   (138,551) $   (218,311)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
      Depreciation and amortization                    40,618        12,348
      Stock issued for services performed              13,366             -
      Stock issued in settlement of litigation         46,875             -
      Changes in operating assets and liabilities:
        Accounts receivable                           (32,210)      452,754
        Prepaid expenses and deposits                       -      (342,434)
        Inventory                                       3,044       (81,578)
        Accounts payable and accrued liabilities      (24,779)     (334,029)
                                                 ------------  ------------
      Net Cash Used In Operating Activities           (91,637)     (511,250)
                                                 ------------  ------------
Cash Flows From Investing Activities
    Payments to purchase property and
     equipment and intangible assets                        -       (26,940)
                                                 ------------  ------------
      Net Cash Used In Investing Activities                 -       (26,940)
                                                 ------------  ------------
Cash Flows From Financing Activities
   Checks written in excess of cash in bank             1,151             -
   Proceeds from payable to related party              90,600             -
   proceeds from issuance of stock                      4,235             -
   Deferred offering costs                                  -       (13,762)
   Proceeds from short-term borrowings                      -        26,289
   Principal payments on short-term borrowings         (4,349)            -
   Principal payments on notes receivable                   -       486,759
                                                 ------------  ------------
      Net Cash Provided By Financing Activities        91,637       499,286
                                                 ------------  ------------
Net Increase (Decrease) in Cash                             -       (38,904)

Cash at Beginning of Period                                 -       264,395
                                                 ------------  ------------
Cash at End of Period                            $          -  $    225,491
                                                 ============  ============
Supplemental Cash Flow Information
    Interest paid                                $          -  $     44,574
                                                 ============  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                 INTELLIQUIS INTERNATIONAL, INC.
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Condensed  Financial  Statements   - These  financial  statements  are
condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2 - BUSINESS CONDITION

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant loss from operations during the three months ended March 31, 2001 totaling $138,551. During the three months ended March 31, 2001, the Company had a net loss attributable to common shareholders of $168,469. Moreover, during the three months ended March 31, 2000 and 2001, the Company's operations used $511,250 and $91,637 of cash, respectively. These matters raise substantial doubt about the Company's ability to continue as a going concern. In the future, the Company must obtain additional financing to provide working capital for operations. Management is attempting to develop and market new products to finance its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2001, an officer and shareholder advanced the Company $90,600. There is no stated interest rate on the loan. The loan does not have any formal terms of repayment.

During the quarter ended March 31, 2001, an officer and shareholder of the Company contributed his personal shares of the Company's stock to compensate employees. The shares were valued at the market price on the date of issuance. The total value of stock contributed to employees by the officer was $13,366 for the quarter ended March 31, 2001. The transaction was accounted for as a capital contribution by the officer and shareholder.

NOTE 4 - STOCKHOLDERS' EQUITY

In March 2001, the Company agreed to pay OTP an additional 1,000,000 shares of common stock due to the decrease in the value of the Company's stock. The value of the shares issued was $46,875.

Treasury Stock - In 1999, the Company paid Direct Media Communications ("DMC") a total of $590,000 in consideration of a merger. Approximately $500,000 was repaid in 2000. Interest on the remaining receivable balance accrued at 12%. In September 2000, the Company received 200,000 shares of its own unrestricted common stock. The stock was valued at $0.20 per share on the date it was received for a total of $40,625.

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

Of the 200,000 shares of treasury stock received, 180,000 shares had been reissued as of March 31, 2001.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company has filed an action against the primary distributor of its products, through which it seeks to recover an amount in excess of $1,000,000. The claims of the Company arise from, inter alia, the failure of the distributor to properly account for the Company's product which were returned by retailers, thus resulting in debits to the Company's account in amounts which were greater than the price at which the Company invoiced products to the distributor. The distributor has answered the suit, and both parties have entered into binding arbitration. Due to the uncertainty in the outcome of this action, the Company valued against amounts receivable from this distributor during 2000. Any amount recovered from this action will be recognized in future periods.

A software licensor claims that the Company breached a license agreement which licensed certain software to the Company for inclusion in its products. The software licensor argues that because the license agreement was breached, the Company's license to make use of that software was terminated and thus, through continued sales, the Company infringed on the software licensor's copyright to that software. The Company has filed an answer in which it denies those allegations and will file a counterclaim through which it will seek to recover damages arising from certain defects in the software licensed. The software licensor is seeking to recover damages in an amount between $50,000 and $200,000. The Company has submitted a Notice of Claim to its insurer. The insurer, at this time, has neither admitted nor denied coverage. Counsel is not yet able to express an opinion as to the ultimate resolution of this dispute.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Intelliquis International, Inc. ("the Company" or "Intelliquis") has become a republisher, marketer and supporter of Internet utility, reference and communication software products for the computer software retail market. The Company was incorporated as Leesburg Land and Mining Inc., June 21, 1983 in Colorado for the purpose of seeking out and developing a business opportunity. Effective December 31, 1998, the Company acquired all of the equity of Intelliquis LLC, a Utah Limited Liability Company, which then became a wholly owned subsidiary ("the Subsidiary") of the Company. During this same period the Company changed its corporate domicile to Nevada and changed its name to Intelliquis International, Inc. The Subsidiary was founded in August 1997 and organized in Utah in December 1997, as a Limited Liability Company. As a result of the acquisition of the Subsidiary, the controlling shareholders of the Subsidiary became controlling shareholders of the Company.

      The Company built a position in the software market by first licensing fully tested software applications from independent software developers and then developing or acquiring a family of software applications. During the year 2000 The Company's changed its emphasis to Internet Utilities titles, but will offer software titles in reference, and communication programs both in the North American and International market. The software products are being marketed through traditional software distribution channels to retail outlets and the Internet. Since the release of the Company's first software title in November 1997, the Company has grossed approximately $11 million in sales to date.

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

      The Company has developed websites for each of its core products. They are: www.websitetrafficbuilder.com, www.trafficanalyzer.net, www.mass-emailer.com and www.totalfax.net.


                                  PART II
                             OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Doren Rosenthal v. Intelliquis International, Inc., Superior Court, County of San Luis Obispo, State of California,Civil No. CV 991-124, Doren Rosenthal, a software programmer, has asserted claims against the Company alleging the breach of a licensing agreement, breach of contract, misappropriation of trade secrets and others. In response the Company filed a Demurrer, which was granted, in part. The Company not only has denied the claims asserted by Rosenthal but, based on its review of sale records, maintains that actual damages, if any, are in a nominal amount.
This matter is still in the discovery stage.   Because Rosenthal has
requested damages in an unspecified amount, it is not possible to predict the amounts which might be awarded to him should he prevail on the asserted claims.

2. United Television, Inc. dba KTVX 4 Utah vs. Intelliquis, LLC,Third District Court, Salt Lake County, State of Utah Civil No. 000909917 In its Complaint, United Television, Inc. asserts a claim for payment in the amount of $5,848.67 purportedly owed for the broadcasting of advertising for Intelliquis International, Inc. (the "Company"). On February 7, 2001, United Television and the Company entered into a Stipulation through which the Company agreed to pay to United Television, Inc. the sum of $2,000.00 payable in two installments. Upon payment in full, this matter will be dismissed, with prejudice.

3. Onesource.com, Inc. vs. Intelliquis, LLC, Third District Court, Salt Lake County, State of Utah, Civil No. 000411165. Onesource.com seeks to recover the sum of $44,943.11, allegedly owed for the packaging, shipping and distribution of software products produced by the Company. The Company has filed an Answer and Counterclaim through which it seeks to recover the sum of approximately $50,000.00. The claim of the Company arises from the shipment of packaged product by Onesource in an amount substantially in excess of the amount ordered by distributors and the consequent return of those products resulting in a cash reimbursement paid by Onesource and debited to the Company. Discovery is proceeding in this matter. Counsel cannot now offer an opinion as to the ultimate outcome.

4.   Elite Marketing, LC vs. Intelliquis, LLC, Fourth District Court, Utah
County, State of Utah, Civil No. 000403243.       Elite Marketing has
asserted claims against the Company through which it seeks to recover $19,180.32, allegedly due as payment for the production of compact discs. Elite Marketing and the Company entered into a Stipulation and Settlement Agreement on March 14, 2001. That Agreement requires that the Company make two payments of $2000.00 to Elite Marketing for a total amount of $4,000.00. Upon receipt of payment in full by Elite Marketing, the Complaint in this matter will dismissed, with prejudice.

5. All West Communications vs. Intelliquis, LLC, Third District Court, Salt Lake County, State of Utah, Civil No. 000410898. All West Communications has filed a Complaint seeking the recovery of $12,677.21 allegedly owed for telecommunication services. The Company has filed an Answer denying the material allegations of the Complaint. Discovery has now commenced. Counsel cannot express an opinion as to the ultimate outcome of this dispute.

6. MCB Printing, Inc. dba Excell Graphics, Inc. vs. Intelliquis, et al., Fourth District Court, Utah County, State of Utah, Civil No. 000403250. In its Complaint, MCB Printing, Inc. seeks to recover $16,350.50 allegedly owed for printing services provided to the Company. The Company has filed an Answer through which it denies that any amounts are owing to plaintiff. Discovery is now under way in this matter. Counsel is not able to express an opinion as to the ultimate outcome of this dispute.

7. Cyberspace Headquarters, LLC vs. Intelliquis International, Inc., United States District Court, Central District of California, State of California Civil No. 00-12834 AHM. In this action Cyberspace Headquarters claims that the Company breached a License Agreement which licensed certain software to the Company for inclusion in its products. Cyberspace Headquarters argues that because the License Agreement was breached, the Company's license to make use of that software was terminated and thus, through continued sales, the Company infringed on the Cyberspace Headquarters copyright to that software. The Company has filed an Answer in which it denies those allegations and will file a Counterclaim through which it will seek to recover damages arising from certain defects in the software licensed from Cyberspace Headquarters. In a Rule 26(f) Report, Cyberspace Headquarters states that it will seek to recover damages in an amount between $50,000.00 and $200,000.00. The Company has submitted a
Notice of Claim to its insurer, Evanston Insurance Company.   Counsel is
not yet able to express an opinion as to the ultimate resolution of this dispute.

8. Cyberspace Headquarters, LLC vs. Intelliquis International, Inc., Superior Court, State of California, County of Los Angeles, Civil No. BC241520. In this state court companion case, Cyberspace Headquarters seeks to recover damages allegedly arising from the breach of the License Agreement, as discussed immediately above, and, in addition, has asserted claims purportedly arising under the California Business Practices Act for an interference with prospective economic advantage. Cyberspace Headquarters alleges that it is entitled to recover "not less than $45,000.00" on its breach of contract claim. The Company has filed an Answer denying the material allegations of the Complaint and will file a Counterclaim based on the defective software. Cyberspace Headquarters has not specified the damages which it seeks to recover on the remaining claims. Counsel, at this time, cannot express an opinion as to the ultimate resolution of this dispute.

9. MSAS Global Logistics, Inc. vs. Intelliquis, LLC dba Intelliquis International, Inc., Third District Court, Salt Lake County, State of Utah, Civil No. 00411518. In its Complaint, MSAS Global Logistics asserts claims based on an open account for the shipment of the Company's products through which it seeks to recover $91,004.21. The Company has filed an Answer, denying the material allegations of the Complaint and has asserted a Counterclaim through which it seeks to recover $300,000.00 as damages for the negligent destruction of certain products by agents of MSAS Global Logistics. This proceeding remains in the discovery stage of litigation. At this point it is not possible for counsel to express a firm opinion as to the ultimate resolution of this dispute.

10. Robi Investors, LLC vs. Intelliquis International, Inc., United Stated District Court, Southern District of New York, Case no. 00 CIV 9562(NRB)/Third District Court, Salt Lake County, State of Utah, Civil no. 016905005. Robi Investors, LLC, filed suit in the United States District Court for the Southern District of New York, seeking to recover damages in the amount of $2,876,472.00. Although the Company timely provided copies of the Summons and Complaint, along with payment of a retainer, to its prior counsel, an Answer or other response to the Complaint was not submitted. The Company is presently engaged in negotiations with principals of Robi Investors for the purpose of resolving the case.

11. Intelliquis International, Inc. vs. Ingram Micro, Third District Court, Salt Lake County, State of Utah, Civil no. 010902359. The Company has asserted claims against Ingram Micro, a distributor of the Company's products, through which it seeks an accounting of Ingram's financial records, specifically of amounts debited and credited to the Company's accounts. The Company claims that through accounting errors, Ingram Micro has failed to pay an amount in excess of One Million Dollars ($1,000,000.00) to the Company. The Company has also asserted claims for breach of the implied covenant of good faith and fair dealing, implied in the Distribution Agreement which it had with Ingram Micro. The Company seeks to recover actual damages in excess of One Million Dollars, plus punitive damages, plus all attorneys' fees and costs of court. Ingram Micro has filed an Answer and Counterclaim through it denies the material allegations of the Company's Complaint. Through its Counterclaim, Ingram Micro asserts claims for breach of contract and an accounting. Ingram Micro claims that its records indicate that it is owed the sum of $672,600.00 by the Company. The Company has submitted a Reply to Counterclaim through which it denies the material allegations of the Counterclaim and seeks an award of its attorney's fees incurred in the defense of that Counterclaim. Discovery has not yet commenced in this matter. However, the parties have agreed to an accelerated discovery and litigation schedule. It is anticipated that this matter will be settled following the preparation of reports by independent forensic accountants. Because this matter is in its early stages, the outcome is uncertain. There can be no assurance that the Company will be successful in the assertion of its claims or in the defense of the Counterclaim. In the event that Intelliquis is unsuccessful, the amount of potential damages which may be awarded is also uncertain.


ITEM 2.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None


ITEM 3. CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR PROVISION" OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     When used in this report, the words "believe," "plan," "anticipates,","expects" and similar expressions are intended to identify forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended.
Such statements are subject to certain risks and uncertainties, including those discussed below, that could cause actual results to differ materially from those stated. All of these forward-looking statements are based on estimates and assumptions made by management of the Company, which although believed to be reasonable, are inherently uncertain and difficult to predict.

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


ITEM 4.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

Directors and Executive Officers

     The Company's management team consists of experienced professionals in the area of software licensing, marketing, sales, operation and financial strategies. The Company presently has a total of fourteen full-time and part-time contract workers as needs arise. In addition, there are contractual relationships with third party distribution companies and Asian and European partners to assist in software distribution and marketing. Messrs. Bernard Yaw, Mark Tippets and Say Thean Lim are the majority shareholders of the Company at this moment. Other directors will be added in the future.


      The Board of Directors and executive officers of the Company as of date of this report are as follows:

       Name                Age    (2000) Position with the Company
     -------------         ---    --------------------------------
     Bernard Yaw           40      Director
     Mark Tippets          48      Director, President and CEO
     Say Thean Lim         39      Director, Director of Business Development


       Following is a discussion of the business background of each
  director, President and executive officer.   Mark Tippets is currently
  the only full-time officer of the Company. Other directors shall devote only such time as may be necessary to the Company's business and affairs.

     Bernard Yaw, was appointed to be Director, President and CEO of the Company since the acquisition of Intelliquis LLC ("the Subsidiary"). Mr. Yaw served as Manager of the Subsidiary since its inception in December 1997. He joined the Subsidiary as Vice President of Strategic Business in May 1998 in charge of International, Internet sales and
  Investment. In February 2001 Mr. Yaw submitted his resignation as President and CEO of the Company. My Yaw has agreed to remain as a member of the Board of Directors until such time as a replacement can be found. Prior to joining the Company, Mr. Yaw served as President and Director of IN2 Technologies, Inc., a developer of Internet Form Publishing software. Mr. Yaw also served as President of Handwriting Imaging Systems Corp.; a company and developer of a hand print recognition and document imaging software. In 1987, Mr. Yaw founded the Goleta branch of Teltron Computer Systems, an early importer and manufacturer of IBM PC compatible computers and system integrators located in the bi-county area of Santa Barbara and Ventura, California. Mr. Yaw graduated from Oral Roberts University in Tulsa, Oklahoma with a Bachelor of Science degree in Computer Science in 1985.

     Mark Tippets, was appointed as Director and Vice President of Marketing and Sales of the Company since the acquisition of Intelliquis LLC. He has served as Vice-President of Marketing and Business Development of the Subsidiary, since its inception in December 1997. In February of 2001 Mr. Tippets has assumed the role of President and CEO until such time as a new President and CEO can be found. Prior to joining the Company, Mr. Tippets has been associated with the computer industry for seven years. Starting with Gazelle Systems as a customer service representative, Mark worked his way into dealer sales. After a year, Mark was promoted to a managerial position with the company's OEM and Government Sales. During his final year at Gazelle in 1993, Mr. Tippets' work accounted for half of the Company's sales. Mr. Tippets then started a company called Channel Marketing in late 1993. Channel Marketing is a marketer and distributor representative firm representing many computer hardware and software companies. Channel's list of clients includes AIWA America and CyberMedia, just to name a few.

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

Intelliquis International, Inc.

By:  /s/ Mark Tippets
-------------------------------
     Mark Tippets



Dated:    June 15, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

  SIGNATURE                TITLE                     DATE


/s/ Mark Tippets         President & CEO         June 14, 2001



