Form 10QSB
period 2001-03-30
INTELLIQUIS INTERNATIONAL INC
filed 2001-09-14
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                      Commission File No.  000-12139

                      INTELLIQUIS INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)

        NEVADA                                        (IRS Employer
(State or other jurisdiction of                    Identification No.)
incorporation or organization)                          87-0630562



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

[ X ] YES     [   ] NO

As of June 30, 2001 the number of shares outstanding of the Registrant's Common Stock was 46,388,142.

Transitional Small Business Disclosure Format - (check one):
[   ] YES     [ X ] NO

               Intelliquis International Inc. and Subsidiary


                                Form 10QSB

             For the Quarterly Period Ended June 30, 2001

PART 1 FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

                    INTELLIQUIS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                       June 30,  December 31,
                                                          2001           2000
                                                  ------------   ------------
                                ASSETS
Current Assets
  Trade accounts receivable, net of allowance
    for doubtful accounts of $13,000 and
    $0, respectively                              $    116,129   $     21,229
  Notes receivable                                      64,551         60,840
  Inventory                                            120,280        130,287
  Prepaid expenses and deposits                         10,200         10,200
                                                  ------------   ------------

     Total Current Assets                              311,160        222,556
                                                  ------------   ------------

Property and Equipment, Net                            100,168        115,529
                                                  ------------   ------------

Other Assets
  Intangibles, net of $115,101and $84,886
     accumulated amortization, respectively            133,921        194,389
                                                  ------------   ------------

Total Assets                                      $    545,249   $    532,474
                                                  ============   ============


                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Checks written in excess of cash in bank        $      3,395   $        747
  Accounts payable and accrued liabilities             805,902        689,010
  Payable to related party                              84,687         18,000
  Short-term borrowings                              1,843,246      1,854,406
  Preferred stock dividends payable                    201,536        141,700
                                                  ------------   ------------
     Total Current Liabilities                       2,938,766      2,703,863
                                                  ------------   ------------

Stockholders' Deficit
   Preferred  stock - $0.001 par value;
     5,000,000 shares  authorized;
     1,800 shares issued and outstanding,
     respectively                                            2              2
   Common  stock - $0.001  par  value;
     50,000,000  shares  authorized;
     46,388,142 and 38,221,475 shares issued
     and outstanding, respectively                      46,388         38,221
  Treasury stock                                           (20)           (70)
  Additional paid-in capital                         8,850,089      8,579,929
     Accumulated    deficit                        (11,289,976)   (10,789,471)
                                                  ------------   ------------

        Total Stockholders' Deficit                 (2,393,517)    (2,171,389)
                                                  ------------   ------------
Total Liabilities and Stockholders' Deficit       $    545,249   $    532,474
                                                  ============   ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                    INTELLIQUIS INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                          For the Six Months Ended
                                                  June 30,
                                          -------------------------
                                                 2001          2000
                                          -----------  ------------
Sales                                     $   281,127  $    969,658

Cost of Sales                                  40,551       199,548
                                          -----------  ------------

Gross Profit                                  240,576       770,110
                                          -----------  ------------

Expenses
  Sales and marketing                             218       430,287
  General and administrative                  545,978       471,098
                                          -----------  ------------

  Total Expenses                              546,196       901,385
                                          -----------  ------------
Operating (Loss)                             (305,620)     (131,275)
                                          -----------  ------------

Other Income (Expense)
  Interest expense                             (1,766)      (52,447)
  Interest income                               3,712        20,476
  Rental income                                 3,000             -
  Bad debt                                    (26,229)     (136,730)
  Settlement expense                         (113,766)     (507,921)
                                          -----------  ------------

  Other Expense, Net                         (135,049)     (676,622)
                                          -----------  ------------
Net Loss                                     (440,669)     (807,897)

Preferred stock dividends                     (59,836)      (59,836)
                                          -----------  ------------

Net Loss Attributable to Common
     Shareholders                         $   500,505  $    867,733
                                          ===========  ============

Basic and Diluted Loss Per Common
     Share                                $    (0.012) $     (0.025)
                                          ===========  ============

Weighted Average Number of Common
     Shares Used in Per Share
     Calculation                           40,371,247    34,140,056
                                          ===========  ============

    The accompanying notes are an integral part of these condensed consolidated financial statements.

                     INTELLIQUIS INTERNATIONAL, INC.,
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        For the Six Months
                                                          Ended June 30,
                                                       ---------------------
                                                            2001        2000
                                                       ---------  ----------

Cash Flows From Operating Activities
   Net loss                                            $(440,669) $ (867,733)
    Adjustments to reconcile net loss to net
      cash used by operating activities:
      Depreciation and amortization                       75,829      24,900
      Expenses paid for by officer                        24,768           -
      Stock and options issued for services
       performed                                          65,000           -
      Stock issued in settlement of litigation           106,875           -
      Changes in operating assets and liabilities:
       Accounts receivable                               (94,900)    998,905
       Other receivable                                   (3,711)          -
       Prepaid expenses and deposits                           -    (505,519)
       Inventory                                          10,007     (39,009)
       Accounts payable and accrued liabilities          116,892  (1,633,580)
                                                       --------- -----------

      Net Cash Used In Operating Activities             (139,909) (2,022,036)
                                                       --------- -----------
Cash Flows From Investing Activities
   Principal payments on notes receivable                      -     483,391
   Purchase of fixed assets                                    -    (251,259)
   Increase in other assets                                    -      (1,091)
                                                       --------- -----------

      Net Cash Used In Investing Activities                    -     231,041
                                                       --------- -----------
Cash Flows From Financing Activities
   Checks written in excess of cash in bank                2,648           -
   Proceeds from payable to related party                 66,687           -
   proceeds from issuance of stock                        81,734           -
   Deferred offering costs                                     -    (167,343)
   Proceeds from short-term borrowings                         -   1,837,735
   Principal payments on short-term borrowings           (11,160)          -
                                                       --------- -----------
      Net Cash Provided By Financing Activities          139,909   1,670,392
                                                       --------- -----------

Net Increase (Decrease) in Cash                                -    (120,603)

Cash at Beginning of Period                                    -      264,395
                                                       --------- -----------
Cash at End of Period                                  $       - $   143,792
                                                       ========= ===========

Supplemental Cash Flow Information
   Interest paid                                       $   1,766 $    44,574
                                                       ========= ===========

    The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements - These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2 - BUSINESS CONDITION

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant loss from operations during the six months ended June 30, 2001 totaling $440,669. During the six months ended June 30, 2001, the Company had a net loss attributable to common shareholders of $500,505. Moreover, during the six months ended June 30, 2000 and 2001, the Company's operations used $(2,022,036) and $(139,909) of cash, respectively. At June 30, 2001, the Company had a working capital deficit of $2,627,606. These matters raise substantial doubt about the Company's ability to continue as a going concern. In the future, the Company must obtain additional financing to provide working capital for operations. Management is attempting to develop and market new products to finance its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2001, an officer and shareholder advanced the Company $84,687. There is no stated interest rate on the loan. The loan does not have any formal terms of repayment.

During  the  six  months  ended  June  30,  2001,  an  officer   and
shareholder of the Company contributed his personal shares of the Company's stock to compensate employees. The shares were valued at the market price on the date of issuance. The total value of stock contributed to employees by the officer was $24,768 for the six months ended June 30, 2001. The transaction was accounted for as a capital contribution by the officer and shareholder.

NOTE 4 - STOCK OPTIONS

During June 2001, the Company issued options to purchase 1,666,667 shares of common stock of the Company at $0.015 per share. These options vested on the date granted and are exercisable for two years. The option shad an intrinsic value of $0 on the date granted and $33,333 was recognized as compensation expense on that date. The options had a fair value of $0.02 per share based on the Block-
Scholes option pricing model with the following assumptions: risk free interest rate of 4.22 percent, volatility of 0 percent, expected dividend yield of 0 percent, and an expected life of two years. No options were exercised during the year ended June 30, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Issued for Litigation Settlement - In March and April, the Company agreed to pay On The Planet ("OTP") an additional 1,000,000 and 1,500,000 shares of common stock due to the decrease in the value of the Company's stock. The value of the shares issued was $106,875.

Common Stock Issued for Cash - During the six months ended June 30, 2001, the Company issued 5,166,667 shares of common stock for $77,500 or $0.015 per share.

Common Stock and Options Issued for Services - During the six months ended June 30, 2001, the Company issued 500,000 shares of common stock for $15,000 or $0.03 per share and stock options of $50,000 for services.

Expenses Paid by Officer of the Company - During the six months ended June 30, 2001, an officer of the Company contributed capital of $24,768 to pay for expenses of the Company.

Treasury Stock - During the six months ended June 30, 2001, the Company issued 50,000 shares of treasury stock for $4,235 or $0.015 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

ROBI INVESTORS, LLC VS. INTELLIQUIS INTERNATIONAL, INC. Robi Investors, LLC, filed suit in the Unites States District Court for the Southern District of New York, seeking to recover damanges in the amount of $2,876,472.00 in connection with funding efforts provided in a prior year on behalf of the Company. Although the Company timely provided copies of the Summons and Complaint, along with payment of a retainer, to its prior counsel, an answer or other response to the Complaint was not submitted.
The Company is presently engaged in negotiations with principals of Robi Investors for the purpose of resolving the case.

The Company is also the subject of certain legal matters, which it considers incidental to its business activities. It is the opinion of management, after discussion with legal counsel, that the ultimate disposition of these legal matters will not have a material impact on the consolidated financial condition or results of operations of the Company.

Item 2  Managements Discussion and Analysis

              INTELLIQUIS INTERNATIONAL, INC. AND SUBSIDIARY

For the fiscal year 2001, the Company expects to continue to grow by realizing overseas growth in its current product lines. In relation, the Company anticipates to have income from operations for the remaining quarters. The income will be a result of increased sales due to new products and revisions. In addition, the Company is exploring other products that could be release during the remaining quarters, which could dramatically increase sales.

For the six months ended June 30, 2001, the Company reported an operating loss of $ 440,669 compared to operating loss of $ 867,733 in the corresponding period in 2000.

Six Months Ended June 30, 2001 and 2000

The Company's sales amounted to $ 281,127 for the first six months of 2001 which is a decrease of $ 688,531 from $ 969,658 for the same period in 2000. The Company's decrease in sales is primarily due to the decrease in sales of it products and litigation with its primary distributor. The Company expects sales to increase for the rest of the fiscal year due to the signing of new distributors both domestic and international, release of new products and new versions of existing products.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $ 40,551 for the six months ended June 30, 2001 compared to $ 199,548 for the same period in 2000. During the first six months of 2001 the Company had taken additional measures to reduce royalties and production labor. The Company anticipates that cost of sales will approach 20% of sales for the fiscal year 2001.

General and administrative expenses totaled $ 545,978 for the first three months ending June 30, 2001 and $ 471,098 for the same period in 2000. The Company anticipates general and administrative expenses as a percentage of sales to approximate 28% for the fiscal year 2001.

For the fiscal year 2001, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for the remaining quarters. The income will be a result of increased sales throughout the year due to new products and revisions and a reduction in production costs and overhead. In addition, the Company is exploring other products that could be release during the fourth quarter, which could increase sales.

For the six months ended June 30, 2001, the Company reported an operating loss of $ 305,620 compared to operating loss of $ 131,275 in the corresponding period in 2000.

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

       The Company has down-sized it number of employees but does not anticipate any production and/or sales facilities and personnel limitations to fulfill its goals for 2001 and beyond. The Company is also expanding its sales potential and presence by selling its products directly to consumers over the Internet, thus eliminating a significant overhead of wholesale and retail marketing through existing channels. During the year 2000 the Company built a specific Website for each of its major products. They are: www.websitetrafficbuilder.com, www.mass-emailer.com, www.trafficanalyzer.net and www.totalfax.net


ITEM 3  DESCRIPTION OF PROPERTY
       The Company's headquarters are located at 352 West 12300 South, Suite 300, Draper, Utah 84020. The main telephone number of the Company is (801) 990-2600. The Company has a three-year lease of 3,900 square feet of office space and 5,638 square feet of warehouse space. The Company performs its own warehousing and fulfillment of all its products.

  The Company has licensed and released a total of five software titles namely, IntelliFix2000 (formerly Fix2000), TotalFax, Website Traffic Builder, Credit Builder, and Speed98. In the last quarter of 1997, the Company republished and released the first three titles (NetFax, Speed98 and Credit Builder). In the first quarter of 1998, Intelliquis released another two titles (TotalFax and Fix2000). Intelliquis' most recent title (Website Traffic Builder) was released in August 1998. With the availability of new and quality titles to license, the Company intends to release new titles on a re



                                  PART II
                             OTHER INFORMATION

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

9. Robi Investors, LLC vs. Intelliquis International, Inc., United Stated District Court, Southern District of New York, Case no. 00 CIV 9562(NRB)/Third District Court, Salt Lake County, State of Utah, Civil no. 016905005. Robi Investors, LLC, filed suit in the United States District Court for the Southern District of New York, seeking to recover damages in the amount of $2,876,472.00. Although the Company timely provided copies of the Summons and Complaint, along with payment of a retainer, to its prior counsel, an Answer or other response to the Complaint was not submitted. The Company is presently engaged in negotiations with principals of Robi Investors for the purpose of resolving the case.

10. Intelliquis International, Inc. vs. Ingram Micro, Third District Court, Salt Lake County, State of Utah, Civil no. 010902359. The Company has asserted claims against Ingram Micro, a distributor of the Company's products, through which it seeks an accounting of Ingram's financial records, specifically of amounts debited and credited to the Company's accounts. The Company claims that through accounting errors, Ingram Micro has failed to pay an amount in excess of One Million Dollars ($1,000,000.00) to the Company. The Company has also asserted claims for breach of the implied covenant of good faith and fair dealing, implied in the Distribution Agreement which it had with Ingram Micro. The Company seeks to recover actual damages in excess of One Million Dollars, plus punitive damages, plus all attorneys' fees and costs of court. Ingram Micro has filed an Answer and Counterclaim through it denies the material allegations of the Company's Complaint. Through its Counterclaim, Ingram Micro asserts claims for breach of contract and an accounting. Ingram Micro claims that its records indicate that it is owed the sum of $672,600.00 by the Company. The Company has submitted a Reply to Counterclaim through which it denies the material allegations of the Counterclaim and seeks an award of its attorney's fees incurred in the defense of that Counterclaim. Discovery has not yet commenced in this matter. However, the parties have agreed to an accelerated discovery and litigation schedule. It is anticipated that this matter will be settled following the preparation of reports by independent forensic accountants. Because this matter is in its early stages, the outcome is uncertain. There can be no assurance that the Company will be successful in the assertion of its claims or in the defense of the Counterclaim. In the event that Intelliquis is unsuccessful, the amount of potential damages which may be awarded is also uncertain.


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


      The Board of Directors and executive officers of the Company as of date of this report are as follows:

  Name                     Age  (2000)   Position with the Company
------------             -------         --------------------------
Mark Tippets               48            Director, President and CEO

Blair Barrett              45            Director, Vice President
                                         of Operation

Douglas D. Cole            43            Director


           Following is a discussion of the business background of each director, President and executive officer. , Blair Barrett Mark Tippets is currently the only full-time officer of the Company. Other directors shall devote only such time as may be necessary to the Company's business and affairs.

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

As of June 30, 2001,there were 1093 stockholders of record.

      The Company does not presently pay cash dividends on its Common Stock and anticipates that, for the foreseeable future, no cash dividends will be paid on its Common Stock.

ITEM 6  LIQUIDITY AND CAPITAL RESOURCES

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

Intelliquis International, Inc.
By: Mark Tippets


By: /s/   Mark Tippets
----------------------

Dated:    Sept 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                         DATE


By: /s/ Mark Tippets     President & CEO               Sept 14, 2001
--------------------
Mark Tippets