Form 10-Q
period 2001-09-30
INTELLIQUIS INTERNATIONAL INC
filed 2001-12-27
CIK 726166

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-QSB

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934


                      Commission File No.  000-12139

                      INTELLIQUIS INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)

        NEVADA
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                     Identification No.)
                                                        87-0630562


               352 WEST 12300 SOUTH #300 DRAPER, UTAH 84020
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 501-7955

As of December 27, 2001 the number of shares outstanding of the Registrant's Common Stock was 49,539,672.

Transitional Small Business Disclosure Format - (check one):
[   ] YES     [ X ] NO


PART I
                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                   INTELLIQUIS INTERNATIONAL, INC.
           CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                    September 30, December 31,
                                                          2001        2001
                                                      -----------  -----------
                          ASSETS

Current Assets
  Cash                                                $     3,732  $       ---
  Trade accounts receivable, net of allowance
    for doubtful accounts of $19,648 and $0,
    respectively                                           85,949       21,229
  Notes Receivable                                         66,523       60,840
  Inventory                                               120,280      130,287
  Prepaid expenses and deposits                             6,000       10,200
                                                      -----------  -----------
    Total Current Assets                                  282,484      222,556
                                                      -----------  -----------
Property and Equipment, Net                                82,915      115,529
                                                      -----------  -----------
Other Assets
  Intengibles, net of $162,131 and $84,886
    accumulated amortization, respectively                 86,891      194,389
                                                      -----------  -----------
Total Assets                                          $   452,290  $   532,474
                                                      ===========  ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
  Checks written in excess of cash in bank            $       ---  $       747
  Accounts payable and accrued liabilities                849,243      689,010
  Payable to related party                                117,985       18,000
  Short-term borrowings                                 1,842,246    1,854,406
  Preferred stock dividends payable                       222,478      141,700
                                                      -----------  -----------
    Total Current Liabilities                           3,031,952    2,703,863
                                                      -----------  -----------
Stockholders' Deficit
  Preferred stock - $0.001 par value; 5,000,000
    shares authorized; 1,800 shares issued and
    outstanding, respectively                                   2            2
  Common stock - $0.001 par value; 50,000,000
    shares authorized; 48,539,672 and 38,221,475
    shares issued and outstanding, respectively            48,539       38,221
  Treasury stock                                              (20)         (70)
  Additional paid-in capital                            8,843,899    8,579,929
  Accumulated deficit                                 (11,472,082) (10,789,471)
                                                      -----------  -----------
    Total Stockholders' Deficit                        (2,579,662)  (2,171,389)
                                                      -----------  -----------
Total Liabilities and Stockholders' Deficit           $   452,290  $   532,474
                                                      ===========  ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.


                   INTELLIQUIS INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                For the Three Months    For the Nine Months
                                 Ended September 30,    Ended September 30,
                               ----------------------  -----------------------
                                  2001        2000        2001        2000
                               ----------  ----------  ----------  -----------
Sales                          $   54,415  $  314,826  $  335,543  $ 1,284,484

Cost of Sales                      28,044     110,351      68,595      309,899
                               ----------  ----------  ----------  -----------
Gross Profit                       26,371     204,475     266,948      974,585
                               ----------  ----------  ----------  -----------
Expenses
  Sales and marketing              18,966     405,317      19,184      835,604
  General and administrative      150,760      73,143     696,742      544,241
                               ----------  ----------  ----------  -----------
    Total Expenses                169,726     478,460     715,926    1,379,845
                               ----------  ----------  ----------  -----------
Operating Loss                   (143,355)   (273,985)   (448,978)    (405,260)
                               ----------  ----------  ----------  -----------
Other Income (Expense)
  Interest expense                (10,132)    (89,959)    (11,898)    (142,406)
  Interest income                   1,972       4,070       5,684       24,546
  Rental income                         0           0      (3,000)           0
  Bad debt                        (14,648)   (150,000)    (40,877)    (286,730)
  Settlement expense                6,751           0    (107,015)    (507,921)
  Other                            (1,752)          0      (1,749)           0
                               ----------  ----------  ----------  -----------
Other Income (expense), net       (17,809)   (235,889)   (152,855)    (912,511)
                               ----------  ----------  ----------  -----------
Net Loss                         (161,164)   (509,874)   (601,833)  (1,317,771)

Preferred stock dividends         (20,942)    (29,918)    (80,778)     (89,754)
                               ----------  ----------  ----------  -----------
Net Loss attributable to
 common shareholders           $ (182,106) $ (539,792) $ (682,611) $(1,407,525)
                               ==========  ==========  ==========  ===========
Basic and Diluted Loss Per
 Common Share                      (0.004)     (0.015)     (0.015)      (0.041)

Weighted Average Number of
 Common Shares Used in Per
 Share Calculation             41,594,038  34,845,475  45,301,654   34,377,780


        The accompanying notes are an integral part of these condensed consolidated financial statements.


                   INTELLIQUIS INTERNATIONAL, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                        For the Nine Months
                                                         Ended September 30
                                                       ------------------------
                                                          2001        2000
                                                       -----------  -----------
Cash Flows From Operation Activities
  Net Loss                                             $  (601,833) $(1,407,525)
  Adjustments to reconcile net loss to net cash
   used by operating activities:
    Depreciation and amortization                          140,112       48,462
    Expenses paid for by officer                            25,956          ---
    Stock and options issued for services performed         65,000          ---
    Stock issued in settlement of litigation                46,875          ---
    Changes in operating assets and libilities:
      Accounts receivable                                  (64,720)   1,030,989
      Other receivable                                      (5,683)         ---
      Prepaid expenses and deposits                          4,200     (295,739)
      Inventory                                             10,007      (57,334)
      Accounts payable and accrued liabilities             160,233   (1,344,479)
                                                       -----------  -----------
    Net Cash Used In Operating Activities                 (219,853)  (2,025,626)
                                                       -----------  -----------
Cash Flows From Investing Activities
  Principal payments on notes receivable                       ---      479,883
  Purchase of fixed assets                                     ---     (251,259)
  Increase in other assets                                     ---       (1,625)
                                                       -----------  -----------
    Net Cash Used In Investing Activities                      ---      226,999
                                                       -----------  -----------
Cash Flows From Financing Activities
  Checks written in excess of cash in bank                    (747)         ---
  Proceeds from payable to related party                    99,985          ---
  Proceeds from issuance of stock                          136,507          ---
  Deferred offering costs                                      ---     (184,227)
  Proceeds from short-term borrowings                          ---    1,739,039
  Principal payments on short-term borrowings              (12,160)         ---
                                                       -----------  -----------
    Net Cash Provided By Financing Activities              223,585    1,554,812
                                                       -----------  -----------
Net Increase (Decrease) in Cash                              3,732     (243,815)

Cash at Beginning of Period                                    ---      264,395
                                                       -----------  -----------
Cash at End of Period                                  $     3,732  $    20,580
                                                       ===========  ===========
Supplemental Cash Flow Information
  Interest paid                                        $    11,898  $    53,090
                                                       ===========  ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.



                 INTELLIQUIS INTERNATIONAL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

Condensed Financial Statements - These financial statements are condensed and, therefore, do not include all disclosures normally required by accounting principles generally accepted in the United States. These statements should be read in conjunction with the Company's December 31, 2000 Annual Report on Form 10-KSB. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying condensed consolidated financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.

NOTE 2 - BUSINESS CONDITION

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered a significant loss from operations during the nine months ended September 30, 2001 totaling $601,833. During the nine months ended September 30, 2001, the Company had a net loss attributable to common shareholders of $682,611. Moreover, during the nine months ended September 30, 2001 and 2000, the Company's operations used $219,853 and $2,749,468 of cash, respectively. At September 30, 2001, the Company had a working capital deficit of $3,261,187. These matters raise substantial doubt about the Company's ability to continue as a going concern. In the future, the Company must obtain additional financing to provide working capital for operations. Management is attempting to develop and market new products to finance its operations. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2001, an officer and shareholder advanced the Company $99,985. There is no stated interest rate on the loan. The loan does not have any formal terms of repayment.

During the nine months ended September 30, 2001, an officer and shareholder of the Company contributed his personal shares of the Company's stock to compensate employees. The shares were valued at the market price on the date of issuance. The total value of stock contributed to employees by the officer was $25,956 for the nine months ended September 30, 2001. The transaction was accounted for as a capital contribution by the officer and shareholder.

NOTE 4 - STOCK OPTIONS

During June 2001, the Company issued options to purchase 1,666,667 shares of common stock of the Company at $0.015 per share. These options vested on the date granted and are exercisable for two years. The options had a fair value of $0.02 per share based on the Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4.22 percent, volatility of 0 percent, expected dividend yield of 0 percent, and an expected life of two years. On the date of the grant, the Company recognized $33,333 as compensation expense. No options were exercised during the nine months ended September 30, 2001.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Stock Issued for Litigation Settlement - In March, the Company agreed to pay On The Planet ("OTP") an additional 1,000,000 shares of common stock due to the decrease in the value of the Company's stock. The value of the shares issued was $46,875.

Common  Stock  Issued  for Cash - During the  nine  months  ended
September 30, 2001, the Company issued 8,818,197 shares of common stock for $132,273 or $0.015 per share.

Common  Stock and Options Issued for Services - During  the  nine months  ended  September  30, 2001, the  Company  issued  500,000 shares of common stock for $15,000 or $0.03 per share and stock options of $50,000 for services.

Expenses Paid by Officer of the Company - During the nine months ended September 30, 2001, an officer of the Company contributed capital of $25,956 to pay for expenses of the Company.

Treasury Stock - During the nine months ended September 30, 2001, the Company issued 50,000 shares of treasury stock for $4,235 or $0.015 per share.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Legal Contingencies - The Company has filed an action against the primary distributor of its products, through which it seeks to recover an amount in excess of $1,000,000. The claims of the Company arise from, inter alia, the failure of the distributor to properly account for the Company's products returned by retailers, thus resulting in debits to the Company's account in amounts which were greater than the price at which the Company invoiced products to the distributor. The distributor has answered the suit, and both parties have entered into binding arbitration. Due to the uncertainty in the outcome of this action, the Company valued against amounts receivable from this distributor during 2000. Any amount recovered from this action will be recognized in future periods.

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

NOTE 7 - SUBSEQUENT EVENTY

In November 2001, the Company entered into a transaction to purchase the rights to certain technology from another corporation. The Company paid $5,000 cash and delivered 1,500,000 shares of restricted common stock valued at $45,000 or $0.03 per share.



ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS

For the fiscal year 2001, the Company expects to continue to grow by realizing overseas growth in its current product lines. In relation, the Company anticipates to have income from operations for the remaining quarters. The income will be a result of increased sales due to new products and revisions. In addition, the Company is exploring other products that could be released during the remaining quarters, which could dramatically increase sales.

Nine Months Ended September 30, 2001 and 2000

The Company's sales amounted to $335,543 for the first nine months of 2001 which is a decrease of $948,941 from $1,284,484 for the same period in 2000. The Company's decrease in sales is primarily due to the decrease in sales of it products and litigation with its primary distributor. The Company expects sales to increase for the rest of the fiscal year due to the signing of new distributors both domestic and international, release of new products and new versions of existing products.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $68,595 for the nine months ended September 30, 2001 compared to $309,899 for the same period in 2000. During the first nine months of 2001 the Company had taken additional measures to reduce royalties and production labor. The Company anticipates that cost of sales will approach 20% of sales for the fiscal year 2001.

General and administrative expenses totaled $696,742 for the first nine months ending September 30, 2001 and $ 544,241 for the same period in 2000. The Company anticipates general and administrative expenses as a percentage of sales to approximate 28% for the fiscal year 2001.

Three Months Ended September 30, 2001 and 2000

The Company's sales amounted to $54,415 for the first six months of 2001 which is a decrease of $260,411 from $314,826 for the same period in 2000. The Company's decrease in sales is primarily due to the decrease in sales of its products and litigation with its primary distributor. The Company expects sales to increase for the rest of the fiscal year due to the signing of new distributors both domestic and international, release of new products and new versions of existing products.

Cost of sales includes cost of goods sold, royalties paid to developers and the costs for maintaining technical support. The cost of sales totaled $28,044 for the three months ended September 30, 2001 compared to $110,351 for the same period in 2000.

General and administrative expenses totaled $150,760 for the three months ending September 30, 2001 and $73,143 for the same period in 2000. The increase is attributable to settlement of litigation.

For the fiscal year 2001, the Company expects to continue to grow by realizing overseas growth in its current product lines and the demand for the new products released in April. In relation, the Company anticipates to have income from operations for the remaining quarter. The income will be a result of increased sales throughout the year due to new products and revisions and a reduction in production costs and overhead. In addition, the Company is exploring other products that could be released during the fourth quarter, which could increase sales.

For the nine months ended September 30, 2001, the Company reported an operating loss of $448,978 compared to operating loss of $405,260 in the corresponding period in 2000.


                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Doren Rosenthal v. Intelliquis International, Inc., Superior Court, County of San Luis Obispo, State of California,Civil No. CV 991-124, Doren Rosenthal, a software programmer, has asserted claims against the Company alleging the breach of a licensing agreement, breach of contract, misappropriation of trade secrets and others. In response the Company filed a Demurrer, which was granted, in part. The Company not only has denied the claims asserted by Rosenthal but, based on its review of sale records, maintains that actual damages, if any, are
in a nominal amount.  This matter is scheduled for trial.   Because Rosenthal
has requested damages in an unspecified amount, it is not possible to predict the amounts which might be awarded to him should he prevail on the asserted claims.

2. United Television, Inc. dba KTVX 4 Utah vs. Intelliquis, LLC,Third District Court, Salt Lake County, State of Utah Civil No. 000909917 In its Complaint, United Television, Inc. asserts a claim for payment in the amount of $5,848.67 purportedly owed for the broadcasting of advertising for Intelliquis International, Inc. (the "Company"). On February 7, 2001, United Television and the Company entered into a Stipulation through which the Company agreed to pay to United Television, Inc. the sum of $2,000.00 payable in two installments. Although one payment was made, on November 2, 2001, judgment was entered in favor of Plaintiff in the amount of $4,142.86.

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

4.   Elite Marketing, LC vs. Intelliquis, LLC, Fourth District Court, Utah
County, State of Utah, Civil No. 000403243.       Elite Marketing has asserted
claims against the Company through which it seeks to recover $19,180.32, allegedly due as payment for the production of compact discs. Elite Marketing and the Company entered into a Stipulation and Settlement Agreement on March 14, 2001. That Agreement requires that the Company make two payments of $2000.00 to Elite Marketing for a total amount of $4,000.00. Due to lack of payment, Judgment was entered in favor of Plaintiff in the amount of $19,180.32.

5. All West Communications vs. Intelliquis, LLC, Third District Court, Salt Lake County, State of Utah, Civil No. 000410898. All West Communications has filed a Complaint seeking the recovery of $12,677.21 allegedly owed for telecommunication services. The Company has filed an Answer denying the material allegations of the Complaint. Discovery commenced. Judgment was entered in favor of Plaintiff on November 2, 2001 in the amount of $14,534.21.

6. MCB Printing, Inc. dba Excell Graphics, Inc. vs. Intelliquis, et al., Fourth District Court, Utah County, State of Utah, Civil No. 000403250. In its Complaint, MCB Printing, Inc. seeks to recover $16,350.50 allegedly owed for printing services provided to the Company. The Company has filed an Answer through which it denies that any amounts are owing to plaintiff. Discovery was completed. Judgment in favor of Plaintiff in the amount of $21,133.02 was entered on September 25, 2001.

7.   Cyberspace Headquarters, LLC vs. Intelliquis International, Inc.,
United States District Court, Central District of California, State of California Civil No. 00-12834 AHM. In this action Cyberspace Headquarters claims that the Company breached a License Agreement which licensed certain software to the Company for inclusion in its products. Cyberspace Headquarters argues that because the License Agreement was breached, the Company's license to make use of that software was terminated and thus, through continued sales, the Company infringed on the Cyberspace Headquarters copyright to that software.
The Company has filed an Answer in which it denies those allegations and will file a Counterclaim through which it will seek to recover damages arising from certain defects in the software licensed from Cyberspace Headquarters. In a Rule 26(f) Report, Cyberspace Headquarters states that it will seek to recover damages in an amount between $50,000.00 and $200,000.00. The Company has submitted a Notice of Claim to its insurer, Evanston Insurance Company. The
insurer has provided a defense.   Counsel is not yet able to express an opinion
as to the ultimate resolution of this dispute.

8.   8.         MSAS Global Logistics, Inc. vs. Intelliquis, LLC dba Intelliquis
International, Inc., Third District Court, Salt Lake County, State of Utah, Civil No. 00411518. In its Complaint, MSAS Global Logistics asserts claims based on an open account for the shipment of the Company's products through which it seeks to recover $91,004.21. The Company has filed an Answer, denying the material allegations of the Complaint and has asserted a Counterclaim through which it seeks to recover $300,000.00 as damages for the negligent destruction of certain products by agents of MSAS Global Logistics. This proceeding remains in the discovery stage of litigation. Plaintiff has requested a trial date. At this point it is not possible for counsel to express a firm opinion as to the ultimate resolution of this dispute.

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

11. Multiple Zones International vs. Intelliquis, LLC., Third District Court, salt lake county, State of Utah, Civil No. 010405213. Plaintiff has asserted claims in the amount of $41,591.05 allegedly arising from unpaid advertising agreements. The Company filed an Answer denying those claims. Plaintiff has been awarded Judgment in the amount of $53,249.04 as of December 14, 2001.

12. Semiconductor Ventures International (Public) Co., LTD., vs. Intelliquis International, Inc. et al, Third District Court, Salt Lake county, State of Utah, Civil No. 010906883. Semiconductor Ventures asserts claims allegedly arising form a Promissory Note in the principal amount of $1,844,353.52. The Company has filed an Answer and Counterclaim through which it seeks to recover damages caused by the sale and delivery of defective products by Semiconductor. This matter is now in the discovery stage.

13. Pilot Air Freight vs. Intelliquis, LLC, Third District Court, Salt lake county, Sandy Department, State of Utah, Civil No. 010403372. Plaintiff seeks to recover the sum of $11,232.02 allegedly due for shipping services. The Company has filed an Answer through which it denies liability in the amount claimed by Plaintiff. This matter is now in the discovery stage. Counsel can not offer an opinion as the final outcome of this matter.



ITEM 2. CHANGES IN SECURITIES

During the nine months ended September 30, 2001, the Company issued 8,818,197 shares of common stock for $132,273 or $0.015 per share; the Company issued 500,000 shares of common stock for services valued at $15,000; the Company issued 1,000,000 shares to common stock for litigation settlement valued at $46,875.

During the nine months ended September 30, 2001, the Company issued 50,000 shares to treasury stock for $4,235 or $0.015 per share.




                                   SIGNATURES
 In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Intelliquis International, Inc.
By:   Mark Tippets, President and CEO

/s/   Mark Tippets



Dated:    Dec 27May 3, 1999, 2001                              May 3, 1999